Form 10QSB
period 2007-11-30
House Fly Rentals, Inc.
filed 2008-01-11
CIK 1414490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[x] Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended November 30, 2007

[  ] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER    333-46705

House Fly Rentals Inc.
(Name of small business issuer in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

1252 Lake Huron Parkway, Sarnia, ON                          N7S 3S9
   (Address of principal executive offices)                             (Zip Code)

519-542-2216
Issuer’s telephone number

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ]  No  [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [x]  No  [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 6,750,000 shares of common stock as of January 14, 2008

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [x]

PART I

ITEM 1.     Financial Statements

The following consolidated interim unaudited financial statements of House Fly Rentals Inc. (the “Company”) for the three month period ended November 30, 2007 are included with this Quarterly Report on Form 10-QSB:

(a)	Consolidated Balance Sheets as of November 30, 2007 and August 31, 2007;

(b)	Consolidated Statements of Operations for the three months ended November 30, 2007, and for the period from April 19, 2007 (date of inception) to November 30, 2007;

(c)	Consolidated Statements of Cash Flows for the three months ended November 30, 2007, and for the period from April 19, 2007 (date of inception) to November 30, 2007; and

(d)	Notes to Financial Statements.

HOUSEFLY RENTALS, INC.
(A Development Stage Company)
BALANCE SHEET

	November 30, 2007	August 31, 2007

	Unaudited
ASSETS
CURRENT ASSETS
Cash	$ 36,150	$ 50,400

Total Current Assets	36,150	50,400

TOTAL ASSETS	$ 36,150	$ 50,400

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Total Current Liabilities	-	-

Total Liabilities	-	-

STOCKHOLDERS' EQUITY
Common stock, 75,000,000 shares authorized,
$0.001 par value; 6,750,000 were issued and
outstanding	6,750	6,750
Additional paid-in capital	45,750	45,750
Accumulated deficit	(16,350)	(2,100)

Total Stockholder's Equity	36,150	50,400

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 36,150	$ 50,400

The accompanying notes are an integral part of these financial statements

HOUSE FLY RENTALS, INC.
A Developoment Stage Company)
STATEMENT OF OPERATIONS
Unaudited

		For the period
		fom Inception,
	For the three	April 19, 2007
	months ended	through
	November 30,	November 30,
	2007	2007

SALES	$ -	$ -

EXPENSES

Professional fees	14,250	16,250
Other General and administrative	-	100

TOTAL EXPENSES	14,250	16,350

LOSS FROM OPERATIONS	(14,250)	(16,350)

OTHER INCOME (EXPENSE)	-	-

LOSS BEFORE INCOME TAXES	(14,250)	(16,350)

INCOME TAXES	-	-

NET LOSS	$ (14,250)	$ (16,350)
	==============	==============

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$ (0.003)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	4,740,000
	==============

The accompanying notes are an integral part of these financial statements

HOUSE FLY RENTALS, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
Unaudited

		From
		Inception
	For the three	April 19, 2007
	months ended	through
	November 30,	November 30,
	2007	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (14,250)	$ (16,350)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:	-	-

Net cash provided (used) by operating activities	(14,250)	(16,350)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	52,500

Net cash provided (used) by financing activities	-	52,500

Change in cash	(14,250)	36,150

Cash, beginning of period	50,400	-

	.
Cash, end of period	$ 36,150	$ 36,150

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$ -	$ -

Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements

House Fly Rentals, Inc.
(A Developmental Stage Company)
Notes to Financial Statements
November 30, 2007

1.       Organization

House Fly Rentals, Inc. (the “Company”) was incorporated under the laws of the State of Nevada April 19, 2007. The Company was organized for the purpose of engaging in any activity or business not in conflict with the laws of the State of Nevada or of the United States of America.  The company plans to create a web-based service that lists properties across multiple market areas that are available for rental.

2.       Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared using the accrual basis of accounting in accordance with generally accepted accounting principles in the United States.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period.  Actual results could differ materially from those estimates. Significant estimates made by management are, among others, realizability of long-lived assets, deferred taxes and stock option valuation.

The financial statements have, in management’s opinion, been properly prepared within the reasonable limits of materiality and within the framework of the significant accounting.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company generated a deferred tax credit through net operating loss carryforward.  However, a valuation allowance of 100% has been established, as the realization of the deferred tax credits is not reasonably certain, based on going concern considerations outlined as follows.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.   The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its plans to establish a web based service that lists properties across multiple market areas that are available for rental, in order to attain profitable operations.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classifications or liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as April 19, 2007. Since inception, the Company has incurred an operating loss of $16,350. The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since April 19, 2007, “Inception”, in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with SFAS 128, Earnings Per Share for the period presented.  Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilative convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby we used to purchase common stock at the average market price during the period.

The Company has no potentially dilutive securities outstanding as of November 30, 2007.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended November 30, 2007:

Numerator:

Basic and diluted net loss per share:

Net Loss                                                          $ (14,250)

Denominator

Basic and diluted weighted average
   number of shares outstanding                         4,740,000

Basic and Diluted Net Loss Per Share              $    (0.003)

3.       Capital Structure

During the period from inception through November 30, 2007, the Company entered into the following equity transactions:

May 1, 2007:	Sold 3,000,000 shares of common stock at $.005 per share for $15,000.

During July, 2007:	Sold 2,850,000 shares of common stock at $.01 per share for $28,500.

During August, 2007:	Sold 900,000 shares of common stock at $0.01 per share, realizing $9,000.

As at November 30, 2007, the Company is authorized to issue 75,000,000 shares of $0.001 par common stock, of which 6,750,000 shares were issued and outstanding.

5.       Legal Proceedings

There are no significant legal proceedings against the Company with respect to matters arising in the ordinary course of business.

ITEM 2.     Management’s Discussion and Analysis or Plan of Operations

OVERVIEW

House Fly Rentals Inc. was incorporated in Nevada on April 19, 2007, as a development stage company to create a web-based service that lists properties across multiple market areas that are available for rental.  The focus of www.houseflyrentals.com is on three distinct groups / customers, the property owner / property manager advertisers, and prospective renters.  The website will cover apartments, houses and vacation homes.

The mission of House Fly is to make listing and searching for rental properties the easiest, most accessible and cost-effective method available through its website, www.houseflyrentals.com.

Given that rental markets are regional in nature, the Company will pursue a strategy of constructing multiple websites to cater to many of these local markets, in time aggregating these sites into a national “portal” site.

The Company intends to develop its initial website in one area, and expand later through creating additional, complementary “sister” sites in this geography, thereafter refining its business strategy based on its experience and duplicate this strategy in additional market areas.

We intend to generate revenues primarily from listings on our website. As our site becomes established, we intend to create additional revenue streams, including advertising, fees and premium placement on our site.

Since the inception of House Fly Rentals, Inc. we have worked toward the introduction of our website that we will use to generate revenues.  To meet this objective we have reserved the domain name www.houseflyrentals.com we have commenced work on the branding and are working on the development of the website.

PLAN OF OPERATIONS

Phase I – Initial Launch

  Design and construct the initial House Fly website for the initial targeted market (geographically based),
  Complete development of particular marketing strategies.
  Development of lists for the two key markets (i.e. property owners / managers and potential advertisers),
  Development of marketing materials geared to these two markets,

The initial budget for phase one is estimated at $20,000. Mr. McCall is currently working with website development companies and designers towards the construction of the website and expects the website to be fully operational in spring of 2008. The company currently has sufficient cash reserves to proceed with this stage of the business plan.

Phase II – Buildout of Initial Market Area
  Begin to create “sister” websites for the same market with a different look and feel to establish a “dual” presence in the same market, along with similar / different search strategies to maximize market penetration for the consumer “search” market.
  As the site gains traction, attempt to develop relationships with other independent rental websites and establish “sharing” and marketing of listings to maximize the “mass” of both websites.
  Complete the build out of websites in the initial market area.

The second phase of the operating plan is expected to be devoted to establishing a full presence in the market initially selected for development.  Management will be particularly attuned to monitoring all marketing activities in order to refine its business strategy and present a case for securing funding for its most productive activities, as well to lay the basis for a future strategy in additional market areas.

Mr. McCall will lead this effort. Due to the nature of the costs involved and the fact that Mr. McCall will not be receiving a salary at this time, expenses related to phase two are expected to be less than $25,000. The company currently has sufficient cash reserves to proceed with this stage of the business plan.

Phase III – Establish Presence in Additional Market Areas

If House Fly is successful in Phase I / II, Management will pursue a strategy of duplicating its websites and strategies in additional market areas.  This may include:

  Hiring one or more additional staff to develop websites in multiple geographies / regions,
  Begin to develop a national portal or portals: 1) specifically for property owners / managers, and 2) a national website that directs consumers to particular regional websites, as well as signs consumers up to

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing or profits from commissions through our website. For these reasons our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern.

Future Financings

We plan to offer and sell our common shares and/or arrange for debt financing in order to fund our business operations.  There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we may be required to curtail operations significantly.  Issuances of additional shares will result in dilution to our existing shareholders.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

FORWARD LOOKING STATEMENTS

Certain matters discussed or referenced in this report, including expectation of increased revenues and continuing losses, our financing requirements, our capital expenditures and our prospects for the development of our business, are forward-looking statements. Other forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, or similar terms, variations of such terms or the negative of such terms. All forward-looking statements speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to reflect any change in our expectations with regard to such statements or any change in events, conditions or circumstances on which any such statement is based. Although such statements are based upon our current expectations, and we believe such expectations are reasonable, such expectations, and the forward-looking statements based on them, are subject to a number of factors, risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including those described below and in our other filings with the Securities and Exchange Commission.

ITEM 3.     Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2007, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Robert McCall. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended November 30, 2007 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(b)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(c)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

PART II

Item 1.     Legal Proceedings

We are not party to any legal proceedings.

Item 2.     Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended November 30, 2007.

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending November 30, 2007.

Item 5.     Other Information

There were no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors.

Item 6.     Exhibits and Reports on Form 8K

EXHIBITS AND REPORTS ON FORM 8-K.

     (a)   Exhibits and Index of Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K.

The Company did not file any Current Reports on Form 8-K during the three month period ended November 30, 2007 and has not filed any Current Reports on Form 8-K since November 30, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSE FLY RENTALS INC.

By:   /s/ Robert McCall        .
        Robert McCall, President,
        Chief Executive Officer and
        Chief Financial Officer Director

        Date: January 11, 2008