Form 10QSB
period 2008-02-29
House Fly Rentals, Inc.
filed 2008-04-11
CIK 1414490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended February 29, 2008

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

519-542-2216
Issuer’s telephone number

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]  No  [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.6,750,000 shares of common stock as of April 11, 2008.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [X]

PART I

ITEM 1.     Financial Statements

The following consolidated interim unaudited financial statements of House Fly Rentals Inc. (the “Company”) for the three month period ended February 29, 2008 are included with this Quarterly Report on Form 10-QSB:

(a)	Consolidated Balance Sheets as of February 29, 2008 and August 31, 2007;

(b)	Consolidated Statements of Operations for the three months ended February 29, 2008, for the six months ended February 29, 2008, and for the period from April 19, 2007 (date of inception) to February 29, 2008;

(c)	Consolidated Statements of Cash Flows for the three months ended February 29, 2008, for the six months ended February 29, 2008, and for the period from April 19, 2007 (date of inception) to February 29, 2008; and

(d)	Notes to Financial Statements.

HOUSEFLY RENTALS, INC.
(A Development Stage Company)
BALANCE SHEET

	February 29, 2008	August 31, 2007

	Unaudited
ASSETS
CURRENT ASSETS
Cash	$ 35,072	$ 50,400

Total Current Assets	35,072	50,400

TOTAL ASSETS	$ 35,072	$ 50,400
	==============	==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Total Current Liabilities	-	-

Total Liabilities	-	-

STOCKHOLDERS' EQUITY
Common stock, 75,000,000 shares authorized,
$0.001 par value; 6,750,000 were issued and
outstanding	6,750	6,750
Additional paid-in capital	45,750	45,750
Accumulated deficit	(17,428)	(2,100)

Total Stockholder's Equity	35,072	50,400

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 35,072	$ 50,400
	==============	==============

The accompanying notes are an integral part of these financial statements

HOUSE FLY RENTALS, INC.
A Developoment Stage Company)
STATEMENT OF OPERATIONS

Unaudited

			For the period
			fom Inception,
	For the three	For the six	April 19, 2007
	months ended	months ended	through
	February 29	February 29	February 29
	2008	2008	2008

SALES	$ -	$ -	$ -

EXPENSES

Professional fees	1,030	15,280	17,280
Other General and administrative	48	48	148

TOTAL EXPENSES	1,078	15,328	17,428

LOSS FROM OPERATIONS	(1,078)	(15,328)	(17,428)

OTHER INCOME (EXPENSE)	-	-	-

LOSS BEFORE INCOME TAXES	(1,078)	(15,328)	(17,428)

INCOME TAXES	-	-	-

NET LOSS	$ (1,078)	$ (15,328)	$ (17,428)
	===========	===========	============

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$ (0.000)	$ (0.002)
	===========	===========

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	6,750,000	6,750,000

The accompanying notes are an integral part of these financial statements

HOUSE FLY RENTALS, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

Unaudited

			From
			Inception
	For the three	For the six	April 19, 2007
	months ended	months ended	through
	February 29	February 29	February 29
	2008	2008	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,078)	$ (15,328)	$ (17,428)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:	-	-	-

Net cash provided (used) by operating activities	(1,078)	(15,328)	(17,428)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided (used) by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	52,500

Net cash provided (used) by financing activities	-	-	52,500

Change in cash	(1,078)	(15,328)	35,072

Cash, beginning of period	36,150	50,400	-

		.
Cash, end of period	$ 35,072	$ 35,072	$ 35,072
	===========	===========	============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$ -	$ -	$ -
	===========	===========	============
Income taxes paid	$ -	$ -	$ -
	===========	===========	============

The accompanying notes are an integral part of these financial statements

House Fly Rentals, Inc.
(A Developmental Stage Company)
Notes to Financial Statements
February 29, 2008
Unaudited

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as April 19, 2007. Since inception, the Company has incurred an operating loss of $17,428. The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since April 19, 2007, “Inception”, in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

The Company has no potentially dilutive securities outstanding as of February 29, 2008.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the six months ended February 29, 2008:

   Numerator:

   Basic and diluted net loss per share:

   Net Loss                                                          $ (17,428)

   Denominator

   Basic and diluted weighted average
      number of shares outstanding                         6,750,000

   Basic and Diluted Net Loss Per Share              $    (0.002)

3.       Capital Structure

During the period from inception through February 29, 2008 the Company entered into the following equity transactions:

May 1, 2007:	Sold 3,000,000 shares of common stock at $.005 per share for $15,000.

During July, 2007:	Sold 2,850,000 shares of common stock at $.01 per share for $28,500.

During August, 2007:	Sold 900,000 shares of common stock at $0.01 per share, realizing $9,000.

On February 13, 2008 the Company’s common stock commenced trading on the Over the Counter Bulletin Board (OTCBB).

As at February 29, 2008, the Company is authorized to issue 75,000,000 shares of $0.001 par common stock, of which 6,750,000 shares were issued and outstanding.

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

ITEM 3.     Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2008, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Robert McCall. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended February 29, 2008 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended February 29, 2008.

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending February 29, 2008.

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

(b)   Reports on Form 8-K.

The Company did not file any Current Reports on Form 8-K during the three month period ended February 29, 2008 and has not filed any Current Reports on Form 8-K since February 29, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSE FLY RENTALS INC.

By:   /s/ Robert McCall
        Robert McCall, President,
        Chief Executive Officer and
        Chief Financial Officer Director

        Date: April 11, 2008