Form 10-Q
period 2008-05-31
House Fly Rentals, Inc.
filed 2008-07-15
CIK 1414490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended May 31, 2008

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER    333-146705

HOUSE FLY RENTALS INC.
(Exact name of registrant as specified in its charter)

NEVADA                                                                                 01-0895182
(State or other jurisdiction of                                            (I.R.S. Employer Identification No.)
incorporation or organization)

1252 Lake Huron Parkway, Sarnia, Ontario N7S 3S9
(Address of principal executive offices, including zip code)

519-542-2216
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒  No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 6,750,000 shares of common stock as of July 15, 2008

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

The following consolidated interim unaudited financial statements of House Fly Rentals Inc. (the “Company”) for the three month period ended May 31, 2008 are included with this Quarterly Report on Form 10-Q:

(a)	Consolidated Balance Sheets as of May 31, 2008 and August 31, 2007;

(b)	Consolidated Statements of Operations for three months ended May 31, 2008 and for the three months ended May 31, 2007, for the nine months ended May 31, 2008 and for the nine months ended May 31, 2007, and for the period from April 19, 2007 (Inception) through May 31, 2008.

(c)	Consolidated Statements of Cash Flows for the three months ended May 31, 2008 and for the three months ended May 31, 2007, for the nine months ended May 31, 2008 and for the nine months ended May 31, 2007, and for the period from April 19, 2007 (Inception) through May 31, 2008.

(d)	Condensed Notes to Financial Statements.

HOUSE FLY RENTALS INC.
(A Development Stage Company)
BALANCE SHEET

	May 31, 2008	August 31, 2007

	Unaudited
ASSETS

CURRENT ASSETS
Cash	$ 19,984	$ 50,400

Total Current Assets	19,984	50,400

TOTAL ASSETS	$ 19,984	$ 50,400
	===============	===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable	409	-

STOCKHOLDERS' EQUITY
Common stock, 75,000,000 shares authorized,
$0.001 par value; 6,750,000 were issued and
outstanding	6,750	6,750
Additional paid-in capital	45,750	45,750
Accumulated deficit	(32,925)	(2,100)

Total Stockholder's Equity	19,575	50,400

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 19,984	$ 50,400
	===============	===============

See accompanying condensed notes to interim financial statements.

HOUSE FLY RENTALS INC.
( A Developoment Stage Company)
STATEMENT OF OPERATIONS

Unaudited

					For the period
					of Inception,
					Apr.19, 2007
	For the three months ended		For the nine months ended		through
	May 31		May 31		May 31
	2008	2007	2008	2007	2008

SALES	$ -	$ -	$ -	$ -	$ -

EXPENSES
Professional fees	400	-	15,680	-	17,680
General and administrative	11,883	-	11,883	-	11,883
Other General and administrative	3,214	-	3,262	-	3,362

	15,497	-	30,825	-	32,925

LOSS FROM OPERATIONS	(15,497)	-	(30,825)	-	(32,925)

OTHER INCOME (EXPENSE)	-	-	-	-	-

LOSS BEFORE INCOME TAXES	(15,497)	-	(30,825)	-	(32,925)

INCOME TAXES	-	-	-	-	-

NET LOSS	$ (15,497)		$ (30,825)		$ (32,925)
	===========	===========	===========	===========	===========

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$ (0.002)	$ -	$ (0.005)	$ -

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	6,750,000	-	6,750,000	-
	===========	===========	===========	===========

See accompanying condensed notes to interim financial statements.

HOUSE FLY RENTALS INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
Unaudited

					From
					Inception
					April 19, 2007
	For the three months ended		For the nine months ended		through
	May 31		May 31		May 31, 2008
	2008	2007	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (15,497)	$ -	$ (30,825)	$ -	$ (32,925)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Increase in Accounts Payable	409	-	409	-	409

Net cash provided (used) by operating activities	(15,088)	-	(30,416)	-	(32,516)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided (used) by investing activities	-	-	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	-	-	52,500

Net cash provided (used) by financing activities	-	-	-	-	52,500

Change in cash	(15,088)	-	(30,416)	-	19,984

Cash, beginning of period	35,072	-	50,400	-	-

			.
Cash, end of period	$ 19,984	$ -	$ 19,984	$ -	$ 19,984
	==========	==========	==========	==========	===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$ -	$ -	$ -	$ -	$ -
	==========	==========	==========	==========	===========
Income taxes paid	$ -	$ -	$ -	$ -	$ -
	==========	==========	==========	==========	===========

See accompanying condensed notes to interim financial statements.

House Fly Rentals Inc.
(A Developmental Stage Company)
Notes to Financial Statements
May 31, 2008
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

2.       Current Business of the Company

The Company raised capital in the fiscal year ended August 31, 2007 through subscription to common stock.  The Company has a web site under construction preparatory to offering its services to the public.

3.       Summary of Significant Accounting Policies

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as April 19, 2007. Since inception, the Company has incurred an operating loss of $32,925. The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since April 19, 2007, “Inception”, in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

The Company has no potentially dilutive securities outstanding as of May 31, 2008.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the nine months ended May 31, 2008 and 2007:

	2008	2007
Numerator:

Basic and diluted net loss per share:

Net Loss	$ (30.825)	$ (2,100)

Denominator

Basic and diluted weighted average number of shares outstanding	6,750,000	3,375,00

Basic and Diluted Net Loss Per Share	$ (0.005)	$ (0.001)

4.       Capital Structure

During the period from inception through February 29, 2008 the Company entered into the following equity transactions:

May 1, 2007:	Sold 3,000,000 shares of common stock at $.005 per share for $15,000.

During July, 2007:	Sold 2,850,000 shares of common stock at $.01 per share for $28,500.

During August, 2007:	Sold 900,000 shares of common stock at $0.01 per share, realizing $9,000

On February 13, 2008 the Company’s common stock commenced trading on the Over the Counter Bulletin Board (OTCBB).

As at March 31, 2008, the Company is authorized to issue 75,000,000 shares of $0.001 par common stock, of which 6,750,000 shares were issued and outstanding.

5.       Legal Proceedings

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

Item 2.     Management’s Discussion and Analysis of Financial condition and Results of Operations

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and predictions.  We are a development stage company and have not yet generated or realized any revenues.

Background

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

Financings

Our operations to date have been funded by equity investment. All of our equity funding has come from a private placement of our securities. We issued 3,000,000 shares of common stock on May 1, 2007 to Robert McCall our president, chief financial officer and director. Mr. McCall acquired these shares at a price of $0.005 per share.  We received $15,000 from this offering.  These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Securities Act.

We completed an offering of 3,750,000 shares of our common stock at a price of $0.01 per share to a total of thirty eight (38) purchasers on August 31, 2007.  The total amount we received from this offering was $37,500.  We completed the offering pursuant to Regulation S of the Securities Act.  Each purchaser represented to us that he/she was a non-US person as defined in Regulation S.

The following discussion provides information that management believes is relevant to an assessment and understanding of our operations and the consolidated financial condition and results of operations.

Our Operations

Our plan of operations is a three stage program as follows:

Phase I – Initial Launch
  Design and construct the initial House Fly website for the initial targeted market (geographically based),
  Complete development of particular marketing strategies.
  Development of lists for the two key markets (i.e. property owners / managers and potential advertisers),
  Development of marketing materials geared to these two markets,

The initial budget for phase one is estimated at $20,000. Mr. McCall is currently working with website development companies and designers towards the construction of the website and expects the website to be fully operational in summer of 2008. Work has progressed towards the completion of the beta test site, definition of the service package offerings and associated pricing and site advertising revenue opportunities. The company currently has sufficient cash reserves to proceed with this stage of the business plan.

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

Phase III – Establish Presence in Additional Market Areas

If House Fly is successful in Phase I / II, Management will pursue a strategy of duplicating its websites and strategies in additional market areas.  This may include:

  Hiring one or more additional staff to develop websites in multiple geographies / regions,
  Begin to develop a national portal or portals: 1) specifically for property owners / managers, and 2) a national website that directs consumers to particular regional websites, as well as signs consumers up to

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive business activities. For these reasons our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern.

We did not earn any revenues from inception through the period ending May 31, 2008.  We do not anticipate earning revenues until such time as we are able to accept postings on our website. We are presently in the development stage of our business and we can provide no assurance that we will generate any revenue or attain profitability.

We incurred operating expenses in the amount of $32,925 from inception on April 19, 2007 through the period ended May 31, 2008.  These operating expenses were composed of website construction, professional fees, and other administrative expenses.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4.     Controls and Procedures.

As of the end of the period covered by this Report, the Company’s President, and principal financial officer (the “Certifying Officer”), evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the officer concluded that, as of the date of the evaluation, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management to allow timely decisions regarding required disclosure.

The Certifying Officer has also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including the Certifying Officer, does not expect that our disclosure controls or our internal controls will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 4(t).     Controls and Procedures.

The information required pursuant to item 4(t) has been provided in Item 4.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1(a).   Risk Factors

There have been no changes to our risk factors from those disclosed in our Registration Statement filed on Form SB-2 on October 15, 2007.

Item 2.     Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended May 31, 2008.

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending May 31, 2008.

Item 5.     Other Information

None.

Item 6.     Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOUSE FLY RENTALS INC.

By:      /s/ Robert McCall           .
           Robert McCall, President,
           Chief Executive Officer and
           Chief Financial Officer Director

Date: July 15, 2008