Form 10KSB
period 2008-08-31
House Fly Rentals, Inc.
filed 2008-10-30
CIK 1414490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended  August 31, 2008

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________

Commission file number  333-146705

HOUSE FLY RENTALS INC.
(Name of small business issuer in its charter)

Nevada	01-0895182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1252 Lake Huron Parkway, Sarnia, ON, Canada	N7S 3S9
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  (519) 542-2216

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒	No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer's revenues for its most recent fiscal year.   $0

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).
Yes ☒	No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

3,750,000 common shares @ $0.01(1) = $37,500
(1)Price at which the common equity was sold.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes ☐    No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

6,750,000 common shares issued and outstanding as of October 30, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", “House Fly” and “House Fly Rentals” mean House Fly Rentals Inc., unless the context clearly requires otherwise.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Corporate Overview

The address of our principal executive office is 1252 Lake Huron Parkway, Sarnia, Ontario, Canada N7S 3S9 and our telephone number is (519) 542-2216.

Our registered statutory office is located at 50 Liberty Street, Suite 880, Reno, Nevada 89501.

Our common stock is quoted on the OTC Bulletin Board under the symbol "HSLY".

Corporate History

We were incorporated in the State of Nevada on April 19, 2007 under the name “House Fly Rentals Inc.” with an authorized capital of 75,000,000 shares of common stock with a par value of $0.001.

We have begun with Phase I of our business plan which is the development of the website working towards its launch.

Our Current Business

We are currently in the advanced stage of negotiations to acquire a business with operations significantly different than our current business plan.  We anticipate that if this acquisition is consummated we would experience a change in control in the board of directors and management.  We also contemplate raising financing, in connection with this proposed acquisition, in order to fund the ongoing operations of the business that we would acquire.  As of the date of this annual report, we have not entered into any agreements and there are no commitments or obligations to enter into this proposed acquisition.  Therefore, there can be no assurance that we will ever consummate this proposed acquisition or any similar transaction.

Employees

As of October 30, 2008, our company had one employee, our President, Chief Executive Officer and Chief Financial Officer.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our development programs.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

Risks Related To Our Financial Condition and Business Model

If we do not obtain additional financing, we will not be able to conduct our business operations to the extent that we become profitable.

Our current operating funds will cover the initial stages of our business plan; however, we currently do not have any operations and we have no income. Because of this and the fact that we will incur significant legal and accounting costs necessary to maintain a public corporation, we will require additional financing to complete our development activities. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.  We believe the only source of funds that would be realistic is through a loan from our president and the sale of equity capital.

Our Independent Auditor has indicated that he has substantial doubt about our ability to continue as a going concern, if true, you could lose your investment.

John Kinross-Kennedy, C.P.A., our independent auditor, has expressed substantial doubt about our ability to continue as a going concern given our lack of operating history and the fact to date have had no revenues. Potential investors should be aware that there are difficulties associated with being a new venture, and the high rate of failure associated with this fact.  We have incurred a net loss of $33,825 for the period from April 19, 2007 (inception) to August 31, 2008 and have had no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from our website. These factors raise substantial doubt that we will be able to continue as a going concern.

Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability

Prior to completion of our development stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from our business development, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we may not be able to generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because our president has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail

Because we are in the development stage of our business, Mr. McCall will not be spending a significant amount of time on our business. Mr. McCall expects to expend approximately 14 hours per week on our business. Competing demands on Mr. McCall's time may lead to a divergence between his interests and the interests of other shareholders. Mr. McCall has the ability to spend the majority of his time on House Fly Rentals, Inc. However he has only agreed at this time to provide his services on a part-time basis.

Because our president owns approximately 44% of our outstanding common stock, investors may find that corporate decisions influenced by Mr. McCall are inconsistent with the best interests of other stockholders

Mr. McCall is our president and sole director. He owns approximately 44% of the outstanding shares of our common stock as of the date of this filing. Accordingly, he will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. McCall may differ from the interests of other stockholders. Mr. McCall owns 3,000,000 common shares for which he paid $0.005 per share.

Because our President and sole director is a Canadian Resident, difficulty may arise in attempting to effect service or process on him in Canada

Because Mr. McCall our sole director and officer, is a Canadian resident, difficulty may arise in attempting to effect service or process on him in Canada or in enforcing a judgment against House Fly Rentals, Inc.’s assets located outside of the United States.

The success of our business depends on the continued use and growth of the Internet as a commerce platform

The existence and growth of our service depends on the continued acceptance of the Internet as a commerce platform for individuals and enterprises. The internet could possibly lose its viability as a tool to pay for online services by the adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility and quality of service.  The acceptance and performance of the Internet has been harmed by “viruses,” “worms,” and “spy-ware”.  If for some reason the Internet was no longer widely accepted as a tool to pay for online services, the demand for our service would be significantly reduced, which would harm or cause our business to fail.

Because we will rely on a third-party for hosting and maintenance of our website, mismanagement or service interruptions could significantly harm our business

Our website will be hosted and maintained by a third party hosting service.  Any mismanagement, service interruptions, or damage to the data of our company or our customers, could result in the loss of customers, or other harm to our business.

Because we face significant competition our business may fail

Many of our competitors have long operating histories, greater financial, technical, and marketing resources.  Because we face significant competition from other companies offering similar services, the current and possible increase in competition may result in price reductions, reduced gross margins, and could have a material adverse effect on our business, financial condition, and results of operations.

Evolving regulation of the Internet may adversely affect us

As Internet commerce continues to evolve there may be increased regulation by federal, state and/or foreign agencies.  Any new regulations which restrict our business could harm or cause our business to fail.

ITEM 2.  DESCRIPTION OF PROPERTY.

Executive Office

We maintain our executive office at 1252 Lake Huron Parkway, Sarnia, Ontario, Canada N7S 3S9. This office space is being provided to the company free of charge by our president, Mr. McCall. This arrangement provides us with the office space necessary at this point. Upon significant growth of the company it may become necessary to lease or acquire additional or alternative space to accommodate our growth.

ITEM 3.  LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The principal market on which our common stock is quoted is the OTC Bulletin Board under the Symbol "HSLY". The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The high and the low bid prices for our common shares for each quarter are not available from the OTC Bulletin Board. In order for the OTC Bulletin Board to report the high and low bid prices for a particular security, there must be three market makers for that security. During the period from the date our common shares were first listed on the OTC Bulletin Board to the end of our August 31, 2008 fiscal year, there were not three market makers for our common stock. As such, the OTC Bulletin Board has not reported the high or low bid prices for our common shares during the periods.

Holders of our Common Stock

As of October 30, 2008, there were 39 holders of record of our common stock. As of such date, 6,750,000 common shares of our company were issued and outstanding.

Dividend Policy

Since our inception, we have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

We currently do not have any stock option or equity compensation plans or arrangements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended August 31, 2008.

ITEM 6.  PLAN OF OPERATION

Overview

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes to audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Plan of Operations

Phase I – Initial Launch

•	Design and construct the initial House Fly website for the initial targeted market (geographically based),
•	Complete development of particular marketing strategies.
•	Development of lists for the two key markets (i.e. property owners / managers and potential advertisers),
•	Development of marketing materials geared to these two markets,

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

•
Begin to create “sister” websites for the same market with a different look and feel to establish a “dual” presence in the same market, along with similar / different search strategies to maximize market penetration for the consumer “search” market.

•	As the site gains traction, attempt to develop relationships with other independent rental websites and establish “sharing” and marketing of listings to maximize the “mass” of both websites.
•	Complete the build out of websites in the initial market area.

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

Mr. McCall will lead this effort. Due to the nature of the costs involved and the fact that Mr. McCall will not be receiving a salary at this time, expenses related to phase two are expected to be less than $25,000. The company currently has sufficient cash reserves to begin this stage of the business plan.

Phase III – Establish Presence in Additional Market Areas

If House Fly is successful in Phase I / II, Management will pursue a strategy of duplicating its websites and strategies in additional market areas.  This may include:

•	Hiring one or more additional staff to develop websites in multiple geographies / regions,
•
Begin to develop a national portal or portals: 1) specifically for property owners / managers, and 2) a national website that directs consumers to particular regional websites, as well as sign consumers up

Cash Requirements

Over the twelve month period ending August 31, 2009, we anticipate that we will have to raise additional money through private placements of our equity securities and/or debt financing in order that we may fund the business plan. However, we cannot provide investors with any assurance that we will be able to raise sufficient funds to fully develop the website.

We are currently in the advanced stage of negotiations to acquire a business with operations significantly different than our current business plan.  We anticipate that if this acquisition is consummated we would experience a change in control in the board of directors and management.  We also contemplate raising financing, in connection with this proposed acquisition, in order to fund the ongoing operations of the business that we would acquire.  As of the date of this annual report, we have not entered into any agreements and there are no commitments or obligations to enter into this proposed acquisition.  Therefore, there can be no assurance that we will ever consummate this proposed acquisition or any similar transaction.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending August 31, 2009.

Employees

Currently our only employees are our directors and officers.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing and/or revenue to pursue any extensive business activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing to fund our development activities.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Liquidity and Capital Resources

At August 31, 2008, we had working capital of $18,675.

At August 31, 2008, our total current assets were $18,675 which consisted of cash of $18,675.

At August 31, 2008, our total current liabilities were $0.

Operating expenses for the 12 months ended August 31, 2008 were $33,825.

For the 12 months ended August 31, 2008, we posted losses of $31,725 and $33,825 since incorporation. The principal components of the loss for the 12 months ended August 31, 2008 were general and administrative expenses.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Recently Issued Accounting Standards

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

FASB Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require ant new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS No. 123 (R) share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140”. This Statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This Statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the Statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. The Company does not expect the adoption of SFAS No. 155 to have a material effect on its financial condition or results of operations.

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No. 140.” This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. This Statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. The Company does not expect the adoption of SFAS No. 156 to have a material effect on its financial condition or results of operations.

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material effect on its financial condition or results of operations.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a material effect on its financial condition or results of operations.

In September 2006, FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires, among other things, that a company (1) recognize a net liability or asset to report the funded status of their defined benefit pensions and other postretirement plans on its balance sheet and (2) measure benefit plan assets and benefit obligations as of the company's balance sheet date. Calendar year-end companies with publicly traded equity securities are required to adopt the recognition and disclosure provisions of SFAS 158 as of March 31, 2007. The Company does not expect the adoption of SFAS No. 158 to have a material effect on its financial condition or results of operations

In September 2006, the SEC announced Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 addresses how to quantify financial statement errors that arose in prior periods for purposes of assessing their materiality in the current period. It requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality. It clarifies that immaterial financial statement errors in a prior SEC filing can be corrected in subsequent filings without the need to amend the prior filing. In addition, SAB 108 provides transitional relief for correcting errors that would have been considered immaterial before its issuance. The Company does not expect the adoption of SAB 108 to have a material effect on its financial condition or results of operations.

In April 2006, FASB issued Staff Position No. FIN No. 46R6, (“FSP 46R-6”), “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46R.” This FSP addresses how a reporting enterprise should determine the variability to be considered in applying FIN No. 46R, “Consolidation of Variable Interest Entities.” FIN No. 46R provides guidance on when to consolidate an entity based on exposure to risks and rewards, rather than voting control. It describes the characteristics of a variable interest entity (“VIE”) and how an entity that is involved with a VIE should determine whether its shares in the VIE’s risks and rewards extensively enough to be the VIE’s primary beneficiary and therefore consolidate it. The guidance in this FSP applied prospectively to all entities with which the Company first became involved with and to all entities previously analyzed under FIN No. 46R when a reconsideration event occurred beginning July 1, 2006. Retrospective application of FIN No. 46R was permitted but not required. The Company adopted this FSP prospectively. Application of this FSP has not had a material impact on the 2006 consolidated financial statements. The impact of this FSP on the Company’s financial statements beyond 2006 is dependent upon the specifics of future arrangements

ITEM 7.  FINANCIAL STATEMENTS.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated October 28, 2008
Balance Sheets
Statements of Operations
Statements of Cash Flows
Statement of Stockholders’ (Deficiency) Equity
Notes to the Financial Statements

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:  The Board of Directors and Shareholders
House Fly Rentals, Inc.
Sarnia, Ontario, Canada

I have audited the accompanying balance sheet of House Fly Rentals, Inc. as of August 31, 2008 and 2007 and the related statements of operations and cash flows for the year then ended and the period then ended beginning at inception, April 19, 2007 respectively. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion the financial statements referred to above present fairly, in all material respects, the financial position of House Fly Rentals, Inc. as of August 31, 2008 and 2007, and the results of its operations and its cash flows for the year then ended and period then ended beginning at inception April 19, 2007 respectively, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has suffered recurring losses and has not yet commenced operations.  This raises substantive doubt about the Company’s ability to continue as a going concern.
Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has determined that it is not required to have, nor was I engaged to perform, an audit of the effectiveness of its documented internal controls over financial reporting.

John Kinross-Kennedy
Certified Public Accountant
Irvine, California
October 28, 2008

HOUSEFLY RENTALS, INC.
(A Development Stage Company)
BALANCE SHEET

	August 31, 2008	August 31, 2007

ASSETS
CURRENT ASSETS
Cash	$18,675	$50,400

Total Current Assets	18,675	50,400

TOTAL ASSETS	$18,675	$50,400

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable	-	-

STOCKHOLDERS' EQUITY
Common Stock
Par Value $0.001, 75,000,000 shares authorized,
6,750,000 issued and outstanding at August 31, 2008
6,750,000 issued and outstanding at August 31, 2007	6,750	6,750
Additional paid-in capital	45,750	45,750
Accumulated deficit	(33,825)	(2,100)

Total Stockholder's Equity	18,675	50,400

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,675	$50,400

The accompanying notes are an integral part of these financial statements.

HOUSE FLY RENTALS, INC.
A Developoment Stage Company)
STATEMENT OF OPERATIONS

					For the period
					of Inception,
					Apr. 19, 2007
	For the three months ended		For the year/period ended		through
	August 31,		August 31,		August 31
	2008	2007	2008	2007	2008

SALES	$-	$-	$-	$-	$-

EXPENSES

Professional Fees	700	2,000	16,680	2,000	18,380
Stock Transfer Fees	200	-	12,083	-	12,083
Other General and Administrative	-	100	2,962	100	3,362
TOTAL EXPENSES	900	2,100	31,725	2,100	33,825

LOSS FROM OPERATIONS	(900)	(2,100)	(31,725)	(2,100)	(33,825)

OTHER INCOME (EXPENSE)	-	-	-	-	-

LOSS BEFORE INCOME TAXES	(900)	(2,100)	(31,725)	(2,100)	(33,825)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(900)	$(2,100)	$(31,725)	$(2,100)	$(33,825)

Basic and Dilutive net loss per share	$(0.000)	$(0.001)	$(0.005)	$(0.001)

Weighted average number of shares outstanding, basic and diluted	6,750,000	4,112,366	6,750,000	3,744,094

The accompanying notes are an integral part of these financial statements.

HOUSE FLY RENTALS, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

					From
					Inception
					April 19, 2007
	For the three months ended		For the year/period ended		through
	August 31,		August 31,		August 31,
	2008	2007	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(900)	$(2,100)	$(31,725)	$(2,100)	$(33,825)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Increase (Decrease) in Accounts Payable	(409)	-		-
Net cash provided (used) by operating activities	(1,309)	(2,100)	(31,725)	(2,100)	(33,825)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided (used) by investing activities	-	-	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	52,500	-	52,500	52,500
Net cash provided (used) by financing activities	-	52,500	-	52,500	52,500

Change in cash	(1,309)	50,400	(31,725)	50,400	18,675

Cash, beginning of period	19,984	-	50,400	-	-
			.
Cash, end of period	$18,675	$50,400	$18,675	$50,400	$18,675

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-	$-	$-	$-
Income taxes paid	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

HOUSE FLY RENTALS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from Inception April 19, 2007 through August 31, 2008

	Common Stock		Additional		Total
	Number		Paid-in	Accumulated	Stockholders'
	of Shares	Amount	Capital	Deficit	Equity

Balance (date of inception April 19, 2007)		$-	$-	$-	$-

Common stock issued for cash at $0.005
per share on May 1, 2007	3,000,000	3,000	12,000		15,000

Common stock issued for cash at $0.01
per share during July, 2007	2,850,000	2,850	25,650		28,500

Common stock issued for cash at $0.01
per share during August, 2007	900,000	900	8,100		9,000

Net loss for the period from inception to
fiscal period end August 31, 2007				(2,100)	(2,100)

Balances as at fiscal period end August 31, 2007	6,750,000	6,750	45,750	(2,100)	50,400

Net loss for the year ended August 31, 2008				(31,725)	(31,725)

Balances as at August 31, 2008	6,750,000	$6,750	$45,750	$(33,825)	$18,675

The accompanying notes are an integral part of these financial statements.

House Fly Rentals, Inc.
(A Developmental Stage Company)
Notes to Financial Statements
August 31, 2008

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

2.        Current Business of the Company

The Company raised capital in the fiscal year ended August 31, 2007 through subscription to common stock.  The Company has a web in the beta stage preparatory to offering its services to the public.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as April 19, 2007. Since inception, the Company has incurred an operating loss of $33,825. The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since April 19, 2007, “Inception”, in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

The Company has no potentially dilutive securities outstanding as of March 31, 2008.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the year ended August 31, 2008 and 2007:

	2008	2007

Numerator:

Basic and diluted net loss per share:

Net Loss	$(31,725)	$	(2,100)

Denominator

Basic and diluted weighted average number of shares outstanding	6,750,000		3,744,094

Basic and Diluted Net Loss Per Share	$(0.005)		$(0.001)

4.     Capital Structure

 During the period from inception through February 29, 2008 the Company entered into the following equity transactions:

May 1, 2007:	Sold 3,000,000 shares of common stock at $.005 per share for $15,000.

During July, 2007:	Sold 2,850,000 shares of common stock at $.01 per share for $28,500.

During August, 2007:	Sold 900,000 shares of common stock at $0.01 per share, realizing $9,000

On February 13, 2008 the Company’s common stock became listed on the Over the Counter Bulletin Board (OTCBB).

As at August 31, 2008, the Company is authorized to issue 75,000,000 shares of $0.001 par common stock, of which 6,750,000 shares were issued and outstanding.

5.     Legal Proceedings

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.  DISCLOSURE CONTROLS AND PROCEDURES

Management's Annual Report On Internal Control Over Financial Reporting.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being August 31, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Robert McCall. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.
Changes In Internal Control Over Financial Reporting.

There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers, Promoters and Control Persons

As at October 30, 2008, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed

Robert McCall	President, Secretary and Treasurer and Director	55	April 19, 2007

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Mr. Robert McCall, is our president, secretary and treasurer and our sole director. Mr. McCall has been our president, secretary and treasurer and our sole director since our incorporation on April 19, 2007.  Mr. McCall is an experienced business leader with a solid background in both commercial and technical capacities, and has more than 25 years of varied and broad-based experience in increasingly responsible business development activities. With a Bachelor of Science Degree in Chemistry, University of Waterloo (1975) and a Masters of Science in Organic Chemistry from the University of Waterloo (1978), Mr. McCall went on to work at Dow Chemical Canada Inc. from 1978-1996 in several capacities, ranging from
Director of Business Development (1994-1996)
National Director of Sales, Thermoset Resins and Specialty Plastics (1993-1994)
Commercial Director, Thermoset Resins and Specialty Plastics, (1990-1993)
R&D Manager, Thermoset Resins and Specialty Plastics (1988-1990)
District Sales Manager, Thermoplastic Resins, Quebec Region (1986-1988)
Product Marketing Manager, Polyethylene Resins (1982-1986)
Technical Service Representative (1978-1982)
More recently, Mr. McCall was Global Business Manager, Technology Licensing at The Dow Chemical Company 1996-2004.

Family Relationships

There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee and Audit Committee Financial Expert

We do not have a standing audit committee at the present time. We have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

Other Committees

We do not have standing nominating or compensation committees, or committees performing similar functions. Our board of directors believe that it is not necessary to have a standing compensation committee at this time because the functions of such committee are adequately performed by our board of directors.
Our board of directors is also of the view that it is appropriate for us not to have a standing nominating committee because our board of directors has performed and will perform adequately the functions of a nominating committee. Our board of directors has not adopted a charter for the nomination committee. There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. Our board of directors do not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because we believe that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level. There are no specific, minimum qualifications that our board of directors believes must be met by a candidate recommended by our board of directors. The process of identifying and evaluating nominees for director typically begins with our board of directors soliciting professional firms with whom we have an existing business relationship, such as law firms, accounting firms or financial advisory firms, for suitable candidates to serve as directors. It is followed by our board of directors’ review of the candidates’ resumes and interview of candidates. Based on the information gathered, our board of directors then makes a decision on whether to recommend the candidates as nominees for director. We do not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

ITEM 10.  EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

-	our principal executive officers;
-	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended August 31, 2008; and
-
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will  refer to as the named executive officers, of our years ended August 31, 2008 and 2007, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert McCall President, Secretary, Treasurer and Director	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

We have not entered into any employment agreements or consulting agreements with our current directors and executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

As at August 31, 2008, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Aggregated Options Exercised in the Year Ended August 31, 2008 and Year End Option Values

There were no stock options exercised during the year ended August 31, 2008.

Repricing of Options/SARS

We did not reprice any options previously granted during the year ended August 31, 2008.

Director Compensation

Directors of our company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the year ended August 31, 2008, we did not pay any compensation or grant any stock options to our directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of October 30, 2008, there were 6,750,000 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock. The number of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Robert McCall 1252 Lake Huron Parkway Sarnia, Ontario Canada N7S 3S9	3,000,000 direct	44.44%

Directors and Executive Officers as a group	3,000,000	44.44%

Changes in Control

None.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

Corporate Governance

We currently act with one (1) director, Robert McCall.

We have determined that Robert McCall is not an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

We do not have a standing audit, compensation or nominating committee, but our board of directors acts in such capacities. We believe that the board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the board of directors. In addition, we believe that retaining one or more directors who would qualify as independent in accordance with Rule 4200(a)(15) of the Rules of National Association of Securities Dealers would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact the we have not generated any revenues from operations to date.

ITEM 13.  EXHIBITS

Exhibits required by Item 601 of Regulation S-B

Exhibit No.	Description
3.1	Articles of Incorporation of the Registrant, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on October 15, 2007 and incorporated herein by reference.
3.2	By-laws of the Registrant, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on October 15, 2007 and incorporated herein by reference.
31.1*	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (Principal Executive Officer and Principal Financial Officer).
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Principal Financial Officer).

*Filed herewith

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by John Kinross-Kennedy, Certified Public Accountant for professional services rendered for the audit of our annual financial statements for review of our quarterly interim financial statements and in connection with statutory and regulatory filings were $2,700 for the fiscal year ended August 31, 2008 and $1,500 for the fiscal year ended August 31, 2007. This category also includes the review of interim financial statements and services in connection with registration statements and other filings with the Securities and Exchange Commission.

Audit Related Fees

For the fiscal years ended August 31, 2008 and 2007, John Kinross-Kennedy billed $Nil and $Nil, respectively, for fees relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above.

Tax Fees

For the fiscal years ended August 31, 2008 and 2007, John Kinross-Kennedy billed $Nil and $Nil, respectively, for fees for tax compliance, tax advice and tax planning services.

We do not use John Kinross-Kennedy for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage John Kinross-Kennedy to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before John Kinross-Kennedy is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-	approved by our audit committee (which consists of our entire board of directors); or
-
entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by John Kinross-Kennedy and believes that the provision of services for activities unrelated to the audit is compatible with maintaining John Kinross-Kennedy’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSE FLY RENTALS INC.

By: /s/ Robert McCall
Robert McCall
President and Director
Chief Executive Officer and
Chief Financial Officer
Date: October 30, 2008