Form 10-K
period 2008-12-31
Octavian Global Technologies, Inc.
filed 2009-03-31
CIK 1414490

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 333-146705

Octavian Global Technologies, Inc.

 (Exact name of registrant as specified in its charter)

Nevada	01-895182
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1-3 Bury Street Guildford Surrey, GU2 4AW
United Kingdom

(Address of principal executive offices)

(44) 1483 543 543

Registrant’s telephone number, including area code:

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

(Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐   No ☒

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the of the common equity of the registrant held by non-affiliates as of March 30, 2009 is not applicable as the common equity was not trading  as of the last business day of the registrant’s most recently completed second fiscal quarter.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 30, 2009, there were 8,016,408 shares of common stock, par value $.001, outstanding.

OCTAVIAN GLOBAL TECHNOLOGIES, INC.

FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2008

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 AS AMENDED AND ARE SUBJECT TO RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SEE ITEM 1. "BUSINESS - A NOTE ABOUT FORWARD LOOKING STATEMENTS."

PART I

Item 1. Description of Business.

The following describes our business. Whenever the terms “our,” “we” and the “Company” are used in this Description of Business, they refer to one or more of the following: Octavian Global, Octavian International and all other direct and indirect subsidiaries of Octavian International identified in this annual report.

GENERAL

Background

The Company was incorporated in the State of Nevada on April 19, 2007 under the name House Fly Rentals, Inc. (“House Fly”), as a development stage company to create a web-based service that lists properties across multiple market areas that are available for rental.  Immediately following the Share Exchange, as defined herein – “Share Exchange and Related Transactions,” House Fly merged with Octavian Global Technologies, Inc., a newly formed Nevada corporation and wholly-owned subsidiary of House Fly, with House Fly being the surviving corporation (the “Subsidiary Merger”).  Immediately following the Subsidiary Merger, House Fly changed its name to Octavian Global Technologies, Inc. (“Octavian Global”).

Octavian International Limited

Octavian International Limited (“Octavian International”), our wholly-owned subsidiary, was incorporated in England and Wales on March 23, 2001 under the name Eachway Limited. On April 4, 2001, Octavian International’s name was changed to Octavian Projects Overseas Limited and then to its current name, Octavian International Limited, on May 11, 2001. Octavian International currently has the following directly or indirectly wholly-owned or controlled and consolidated operating subsidiaries:

•	Argelink SA, a corporation formed under the laws of Argentina;

•	Casino Amusement Technology Supplies Limited (“CATS”), a corporation formed under the laws of England and Wales;

•	Octavian International (Europe) Limited, a corporation formed under the laws of England and Wales;

•	Octavian International (Latin America) Limited, a corporation formed under the laws of England and Wales;

•	Octavian Latin America SA, a corporation formed under the laws of Colombia (89.7% owned);

•	Octavian SPb Limited Partnership, a partnership formed under the laws of Russia;

•	Octavian Ukraine Subsidiary Enterprise, a corporation formed under the laws of Ukraine;

•	Atlantis Limited Company, a limited company formed under the laws of Russia;

•	Tilia International Ltd. (“Tilia”), a company incorporated under the laws of the Republic of Rwanda.

•	Octavian Italy Srl, a company formed under the laws of Italy (50% owned);

•	Octavian Germany Limited, a limited liability company formed under the laws of Germany (51% owned); and

•	Octavian Germany GmbH, a wholly-owned subsidiary of Octavian Germany Limited and a corporation formed under the laws of Germany (51% owned).

Share Exchange and Related Transactions

On October 30, 2008, House Fly consummated a share exchange agreement by and among Octavian International, House Fly, Robert McCall and the shareholders of Octavian International (the “Share Exchange”).  Prior to the Share Exchange, Robert McCall was the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole Director; and Mr. McCall owned 44.4 percent of its issued and outstanding securities.

Pursuant to the terms of a repurchase agreement we entered into on October 30, 2008 (the “Repurchase Agreement”), House Fly repurchased all of Mr. McCall’s shares of our Company’s common stock, par value $0.001 per share (the “Common Stock”) for a total repurchase price of US$300,000. Immediately after the repurchase of these shares and pursuant to the terms of the Share Exchange: (1) the former shareholders of Octavian International received shares of our Common Stock in exchange for all of their Ordinary Shares of Octavian International, (2) Mr. McCall appointed Mr. Harmen Brenninkmeijer as a director of Octavian Global and (3) Mr. McCall resigned from his House Fly officer positions and from the House Fly board of directors. Immediately thereafter, Mr. Brenninkmeijer appointed Peter Moffitt and Peter Brenninkmeijer to the Company’s board and also appointed all of our current officers.

As a result of the Share Exchange, the Company experienced a change in control and ceased to be a shell company, Octavian International became its wholly-owned subsidiary, and the former shareholders of Octavian International became the owners of approximately 89 percent of the Company’s issued and outstanding shares of our Common Stock (prior to giving effect to the Private Placement, defined herein).

Concurrent with the closing of the Share Exchange, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors and closed a private placement offering pursuant to which it raised gross proceeds of $13 million and, among other things, issued and sold convertible debentures (“Debentures”) with an aggregate principal amount of US$14,285,700 convertible into shares of the Company’s Common Stock (“Conversion Shares”) at an initial conversion price of US$3.10, subject to adjustment other than for the reverse stock split discussed below  (the “Private Placement”).  Additionally, investors in the Private Placement received Common Stock purchase warrants to purchase up to an aggregate of  4,193,548 shares of Common Stock (2,096,774 shares at an initial exercise price of $3.10 per share for 5 years and 2,096,774 shares at an initial exercise price of $4.65 per share for 7 years, which exercise prices and the number of shares exercisable thereunder are subject to adjustment other than for the Reverse Stock Split discussed below (the “Warrants”)) and an aggregate of 4,624,327 shares of Common Stock (the “Shares”, together with the Debentures and Warrants, are sometimes referred to hereafter as the “Private Placement Securities”). Austrian Gaming Industries GmbH (“AGI”), Octavian’s principal supplier of casino gaming machines and a holder of 35 percent of Octavian’s capital stock prior to the Share Exchange, participated in the Private Placement by investing US$5 million. The net proceeds received by Octavian Global after the payment of all offering expenses including, without limitation, legal fees, accounting fees and cash commissions paid to certain finders was US$10,199,812.64 (For a more detailed description of these fees, please see the section titled “Certain Relationships and Related Transactions, and Director Independence – Private Placement,” beginning on page 73).

On January 7, 2009, the Company effected a 1-for-5.0174 reverse split of our shares of Common Stock (the “Reverse Stock Split”).  Except as otherwise noted, all references to the number of shares of our Common Stock throughout this annual report reflect the Reverse Stock Split.

Trademarks

All Octavian product names are trademarks of Octavian International, while all other product names are trademarks or registered trademarks of their respective owners. This annual report also contains trademarks, trade names and service marks of other companies, which are the property of their respective owners.

Our website is www.octavianinternational.com. The website is not part of this annual report. Our principal corporate executive offices are located at Bury House, 1–3 Bury Street, Guildford, Surrey GU2 4AW, UNITED KINGDOM and our telephone number is: +44 1483 543 543.

OUR COMPANY

We are a global provider of a full end-to-end suite of gaming systems and products. Our solutions offer full life-cycle gaming support and system solutions; the design, manufacture and marketing of computerized games; products for the lottery industry; and third party products. Our primary market focus is on emerging markets that we believe to be fast growing. We offer flexible, tailored, technical and operational support and solutions which, we believe, enable our customers to efficiently scale their operations over multiple locations.

Our products and services are provided through our four core business sectors: (1) OctaSystems; (2) OctaGames; (3) OctaLotto; and (4) OctaSupplies.

OctaSystems

Our OctaSystems business sector is comprised of two main products, our casino management systems and our downloadable games systems.

Casino Management Systems

Our casino management systems provide both local and centralized global solutions by linking electronic gaming machines either within a single casino or globally over multiple venues, to a central data center in order to manage, control and monitor gaming machines.  We provide a complete range of services from consulting, through design, procurement, installation, training and operational support for the management of casinos.  We believe that our global casino management system, which links multiple casino venues to our central data center, is one of the largest independent casino management system networks worldwide, supporting approximately 29,400 machines worldwide. Our extensive global infrastructure is both flexible and scaleable, providing customer support 24 hours a day and 7 days a week. Our casino management system platform is designed to interface with the machines of virtually all other gaming manufacturers, as well as with other systems such as Point-of-Sale, signage and kiosks. We believe this aspect of our system distinguishes us from others in the gaming industry.

The primary benefit of our casino management system platform is that it allows casino operators the ability to control financial activities, allowing them to reduce the possibility of fraud and theft. In addition, our systems have advanced data extraction and data warehouse capabilities to enable operators to generate reports that allow for an in-depth, real-time understanding of player profiles and business performance and to utilize data for targeted marketing campaigns across multiple locations. The control functions of the casino management system increase availability of machines and reduce down time by immediately identifying machines in need of service and notifying the operator’s service crew automatically. In our experience, developing such a networked gaming system is cost prohibitive for most medium to small operators. We believe that our competitive advantage is that we become an integral part of a gaming operator’s already existing information technology (“IT”) infrastructure, with the aim to increase efficiency and profitability.  We believe that our systems can be differentiated from other systems in the industry, in that they are able to interface with the products of a variety of gaming manufacturers.

We offer our casino management systems in a variety of different ways and levels, from our comprehensive, fully automated, end to end system, Octavian e2e GMS, to our entry level, low cost end to end system, Octavian EasyStart.  Within our end to end systems clients can purchase individual systems that address specific needs or requirements of an operator, such as our slot machine management system, ACP, our casino reception and marketing system, Octavian GateManager™, and our cash desk management system, Octavian CashManager™.

Our current casino management system solutions include:

Octavian End to End Casino Management System

Our most comprehensive system offering is our Octavian e2e GMS system.  Octavian e2e is our complete end to end system and covers and links together slot machines, gaming tables, the cash desk, player registration, reception, security, loyalty systems and marketing. Our entry level end to end system is Octavian EasyStart which requires a minimal upfront investment of hardware with an affordable monthly fees rather than a purchase of software.

For clients that do not wish to have an end to end system but rather seek specific functions within our end to end system, we are able to deliver such functions independently from each other on a stand-alone basis, or modularly, from our end to end system.  Our modular systems include Octavian ACP, Octavian GateManager™, Octavian CashManager™ and Octavian Business Intelligence Manager.

Octavian Modular Casino Management Systems

Octavian ACP - Our primary casino management systems for slot machines is Octavian ACP which we believe is a secure, highly flexible and reliable system with the capability to link machines from virtually all manufacturers, in multiple locations globally. The ACP platform, consisting of approximately 1.5 million lines of code that we regularly update, provides the following key ACP functions:

•
The Accounting Function: Provides all requested data from every linked machine, machine group, gaming hall and casino within the operator’s business. The system securely stores this data and transforms it into comprehensive reports and financial analysis. The key benefits to operators are the ability to:

o	Identify games that are the most popular with players;

o	Obtain real time information on the casino’s cash position;

o	Track all financial transactions; and

o	Eliminate time consuming manual processes of meter readings.

•
The Control Function: Performs detailed analysis of each machine and enhances system security. This function carries out real-time system diagnosis, including detection and identification of machine malfunctions, notification of unauthorized entry to any machine and monitoring of transmission links. Data can be customized easily to enable a variety of reporting functions and alerts. The key benefits to operators are the ability to quickly respond to machine malfunction to minimize downtime as well as to prevent fraud. In addition, the Control Function maintains a record of all attached systems, including status and physical locations, which is required by regulatory authorities in many jurisdictions.

•
The Progressives Function: Enables connected machines to be linked over multiple locations to both progressive and random or mystery jackpots, also known as a Wide Area Progressive (“WAP”) jackpot system. Jackpot groups can be configured locally or globally according to the operator’s precise business requirements. We believe that the ability to create WAPs increases the number of playing customers and operator revenues by offering bigger and better awards.

This system is run from one of our three data centers – St Petersburg, Bogota and Buenos Aires.

My ACP Slots Management System. Our “My ACP” is a variation on our Octavian ACP system but is for an in-house casino management system where operators maintain their own central server, software, database and technical center on their own premises, managed by their IT personnel. We offer flexible service agreements including 24 hours, seven days a week hotline support, maintenance visits and periodic software upgrades to the My ACP firmware on the customer’s server.

Octavian ACP System Add-ons.  Within Octavian ACP we can also offer optional add-on features that enhance the functionality of the ACP system such as cashless operations that allow players to use a pre-paid  “Smart” or RFID card that enables players to play games to accumulate bonus points and gain automatic entry into a bonus jackpot draw.

Octavian GateManager™.  Octavian GateManager™ administers and reports player registration, guest services and activity on the gaming floor.  It is a fully integrated player tracking system that captures player activity for a loyalty system. A loyalty system automatically enters players into sweepstakes such as jackpots and prize drawings or allows players to exchange accumulated points for cash or prizes, which we believe encourages players to return to our customers’ locations.

Octavian CashManager™.  Octavian CashManager™ monitors transactions taking place in the casino gaming area and continuously updates player activity.  Although not necessary, we believe that Octavian GateManager™ and Octavian CashManager™ work best when used alongside each other.

Octavian Business Intelligence Manager. Octavian Business Intelligence Manager is a data mining tool, which transforms transaction data into reports that provide operators with information on player behavior, player patterns, tables and slots actual and theoretical wins and jackpot drops, in order to assist with targeted marketing campaigns.

Downloadable Game Systems

Symphony™ is our adaptable, scalable and cost-effective downloadable game system that meets the broadest range of gaming needs. We offer two versions of Symphony™:  Symphony™ DE and Symphony™ LE.

Symphony™ DE offers a complete server-based platform for video lottery terminal projects, with the random number generator residing either on the server or gambling terminal dependent on customer and regulatory requirements or supplied from a 3rd party source. Supported by centralized audit, financial reporting and remote download of game content.

Symphony™ LE offers a complete integrated system for the management of electronic instant lottery tickets (pull-tabs and lottery type games), with a central-server providing series ticket storage, security event monitoring, financial reporting and downloadable game series content.

OctaSystems generated 20% of our consolidated revenues in the year ended December 31, 2008. As part of our business strategy, it is our goal to grow our OctaSystems business so that it comprises a greater percentage of our revenues going forward.

OctaGames

We have a portfolio of over 80 games sold globally. We believe our OctaGames business has developed a reputation for developing games that are especially popular in emerging markets and known for their advanced graphics and attractive user interfaces. We support a wide variety of games which are tailored for electronic gaming machines (“EGMs”) and amusement with prizes machines (“AWPs”). EGMs are commonly known as slot machines and are casino gambling machines with three or more reels which spin when a button is pushed, while AWPs, which are popular in arcades, bars and restaurants throughout Europe, incorporate more limited payouts than slot machines with features that allow players to exercise some form of skill and strategy, such as video poker.  We deliver our games through: (i) a complete machine with the games software installed on the board running on a terminal; (ii) game software installed on the board that can then be inserted into third party machines; or (iii) software form only, allowing a manufacturer to operate our games on its own games board.

Until recently, our business strategy included the development and sale of our own EGMs.  We had devoted a portion of our efforts and some of the capital we previously raised to the development of an EGM which we had planned to market under the name “Maverick®.” We initially believed that the Maverick® would allow us to leverage our technology and games, resulting in higher margins and profitability compared to third party sales, as well as provide recurring revenue through participation and licensing fees.  After further review and having had no more than nominal sales of the “Maverick®,” we have decided to terminate our current efforts to develop our own EGMs and continue to focus on the distribution of third party EGMs.

OctaGames generated 5.7% of our consolidated revenues in the year ended December 31, 2008. As part of our business strategy, it is our intention to grow our OctaGames business so that it comprises a greater percentage of our revenues going forward.

OctaLotto

Our OctaLotto business line has developed the SymphonyTM LE platform which provides lottery systems and solutions for state and local lotteries, especially in emerging markets. We develop systems and game content and provide complete end-to-end lottery solutions, from consulting and set-up, to systems implementation and supplier management, as well as marketing, training and ongoing support.  The SymphonyTM LE platform has been developed specifically for lottery, video lottery terminals and downloadable games operations. However, for each opportunity we look for the best-fit solution – considering other 3rd party solutions. Recently we have launched a nationwide lottery for Rwanda for which we used a system supplied by Schenzhen G-Lot Technology Ltd., a Hong Kong based company (“G-Lot”).

Key benefits include:

•	A one-stop turnkey solution for existing and prospective lottery operators;

•	Innovative systems solutions to enable traditional lottery operators to sell tickets via networked gaming machines/video lottery terminals;

•	Related lottery products, such as traditional online games, mobile gaming, video lottery terminals and scratch cards;

•	The ability to provide wireless, mobile and Internet gaming products; and

•	Discrete services such as business and technology advice, training and mentoring, supplier management and ongoing lottery business development

We added the OctaLotto business sector to our core business in the fourth quarter 2008, and we have only recognized nominal revenues from this business line. As part of our business strategy, it is our intention to grow our OctaLotto business so that it comprises a meaningful percentage of our revenues going forward.

OctaSupplies

Our OctaSupplies business is a casino and amusement equipment supplier for game equipment and content as well as related services. We offer a full range of products from third-party manufacturers, including gaming machines and other innovative attractions and peripherals. The purchase of new devices in certain international markets is often costly, and where appropriate, we have started to recondition used devices for resale, which we sell on an “as is” basis.

During 2008, we offered products from the following third party suppliers:

Austrian Gaming Industries (a/k/a Novomatic)

We have distributed gaming products for AGI (a/k/a Novomatic) since 2001.  The products we have distributed for AGI include Gaminator®, Multi-Gaminator® and Super-V+ Gaminator® (each of which is a multi-game solution that provides a choice of video games to the player).  Distribution of AGI’s products have been targeted to selected markets, including substantially all countries in Latin America, other than Chile, Peru and Uruguay and the Commonwealth of Independent States (“CIS”), which includes Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Tajikistan, Turkmenistan, Uzbekistan and Ukraine.

International Game Technology (IGT)

We have distributed gaming products for International Game Technology (“IGT”) since 2005.  The products we have distributed for IGT include gaming machines (including slot machines and other video gaming terminals) in Russia and IGT EZ Pay® to selected markets across Europe, North Africa and the CIS.  Distribution of IGT EZ Pay® is on a non-exclusive basis and covers Europe, Egypt, Morocco, Tunisia, Lebanon, Palestine, Israel, Russia, Belarus, Kazakhstan and Turkmenistan through October 2010. Typical distribution terms with IGT require us to purchase the software, components and parts at a fixed discount and to offer maintenance agreements at a fixed discount.

Until January 29, 2009 we had an agreement with TableMAX Holdings, LLC to distribute, install and support TableMAX Electronic Table Games systems globally, with the exclusion of the North American Free Trade Agreement member countries. That agreement has been terminated and we no longer have any rights or obligations under the agreement.

OctaSupplies generated 74% of our consolidated revenues in the year ended December 31, 2008. In the event that our business strategy to grow our OctaSystems, OctaGames, and OctaLotto businesses succeeds, our OctaSupplies business will comprise a significantly lower percentage of our revenues going forward.

BUSINESS STRATEGY

Our current focus is to grow our proprietary systems and games business and reduce our reliance on offering third party products. Octavian has made significant investments over the past few years to develop our own innovative gaming products as well as systems infrastructure to provide hosted solutions. We intend to leverage these investments to produce a sustainable recurring revenue model with increased profitability.

We are currently executing the following initiatives to drive further expansion and profitability:

•
Expand our Operations Outside Russia. Our long-term growth strategy is to derive a lower percentage of our revenues from Russia and from our OctaSupplies business. To date, we have been largely dependent on revenues generated from our operations in Russia, but we are working to expand our operations in other markets. We plan to develop a more geographically diverse business in order to minimize our exposure to volatility in any one market.

•
Increase Proportion of Recurring Revenues and Long-Term Contracts. We have repositioned our business to increase our recurring revenue from our OctaSystems, OctaGames and OctaLotto business lines. We plan to increase sales of our OctaSystems, OctaGames and OctaLotto products and services, as we believe that these will provide us a stronger base of recurring revenues, because of the higher margins that we recognize on these products and services. We believe this will provide a more predictable revenue stream with higher margins, improving financial viability, although we cannot assure you that we will be successful in achieving these results.

•
Increase Focus on Casino Management System. Currently we connect approximately 29,400 machines worldwide and we believe that, based on internal market research, there is an estimated global market opportunity of at least two million machines that are still not linked to a casino management system that could benefit from our systems. Regulators in our target markets have recently signaled greater interest in instituting legislation that would require gaming machines to be electronically connected with a casino management system in order to ensure that all transactions and income are monitored, primarily for tax purposes. Because of our ability to connect other manufacturers’ products to our systems, our goal is to capture a greater market share of the gaming machines that are still offline. Our systems allow casino operators to link machines from multiple manufacturers, which we believe differentiates our service from others in the gaming industry. In addition, we believe that we are well equipped to provide gaming infrastructure for both large and small gaming customers.

•
Continue to Establish Long-Term Relationships with Casino and Amusement with Prize Machine Operators. Our aim is to continue to establish long-term, consulting relationships with customers by becoming an integral part of their operations. By consulting and providing the technological infrastructure for their operations, we seek to leverage our relationships to generate cross-selling opportunities.

•	Expand Portfolio of Service Offerings. We plan to continue to develop new technology and games through our R&D staff in order to provide additional services and create future growth.

•
Expand Product Reach. We plan to enter rapidly growing, emerging markets in Asia and expand in the more regulated areas of Latin America and Europe. Previously, the Company has focused on less regulated, emerging markets, where regulatory approval was not required. We are moving into other markets that may have other regulations. As part of that move, to the extent that these markets have more stringent regulatory requirements, we may obtain approvals and certifications to facilitate compliance with these regulations, such as obtaining certification from Gaming Laboratories International (“GLI”). For a description of GLI certification, please see the section titled “Business – Regulation,” beginning on page 20.  We plan to continue developing partnerships with companies more familiar with local regulation, culture and methods to expedite entry into countries that currently allow gaming and those that may permit gaming in the future.

•
Continue Focus on Emerging Market Opportunities. We have been an early mover in nascent gaming markets. We have invested significant time over the last three years establishing relationships with customers and partners in Asia and other emerging markets, including Africa. We believe that these relationships will assist us in being a first mover in these markets.

•
Consolidate the Brand. We believe that the Octavian brand is well recognized in Latin America, the CIS and Europe. As we expand into other markets such as Asia and Africa, we intend to increase our marketing activities, in order to promote the brand both at the local and global levels. With increased exposure at industry events and within trade publications, our goal is for our brand to be recognized as one that provides a full suite of leading systems infrastructure, games and supplies.

•
Expand through Strategic Acquisitions. Historically, we have grown both organically and through acquisitions. Material acquisitions that we have made in the past include our purchase of 50 percent of the shares of Win System International Holdings, Inc. (“WSI”) in 2006. WSI subsequently was dissolved, but we retained the rights to Symphony™. We also purchased the assets of Gaming Solutions International   (“GSI”) in July 2008, which has enabled us to enter the lottery market.   We believe there exist numerous opportunities to acquire companies with valuable technology and relationships. With further strategic acquisitions, we believe that we will be able to expedite entry into new geographic territories and strengthen our product offering in emerging market sectors that we believe are fast growing.

MARKET REGIONS

We market our products and services in legalized gaming jurisdictions located in several regions throughout the world. Recently, our most significant market has become Italy, replacing Russia as a result of our continued pursuit to expand into markets outside of Russia, particularly in light of the fact that changing regulations have made it difficult to do business in Russia. A change in regulations in Italy gave us a significant opportunity. Our opportunities, challenges, and successes vary across these jurisdictions.

Russia and the CIS Countries

We commenced our operations in Russia and the CIS countries in 2001. We provided our ACP system and all technical support to one of the first major gaming operators in Russia and the CIS countries. We expanded our presence in the market by providing services to other gaming operators. We also expanded our product and service offerings to include the distribution of third-party products and our proprietary games. We currently have two offices in Russia: our Moscow office focuses on our OctaSupplies business line, while our St. Petersburg office focuses on our OctaSystems, OctaGames, and OctaLotto business lines, research and development, and the operation of one of our global data centers.

Historically, Russia and the CIS countries has been our most significant market, representing 73.1% of our revenues in 2007 and 75.9% of our revenues in 2008. On December 29, 2006, the Russian government enacted legislation (No. 244FZ) that immediately restricted the number and the size of sites that can offer slot-machine operations. In addition, casinos will be limited to four geographic zones after July 1, 2009, and only gaming operators meeting certain specified revenue and assets thresholds would be permitted to operate casinos in these regions. This legislation effectively capped the market and caused a number of gaming suppliers to exit the marketplace. The legislation resulted in a reduction in our revenues from business in Russia and the CIS countries of approximately US$37.0 million (or 68 percent), from US$54.4 million in 2006 to US$17.2 million in 2007.  In 2008, our revenues in Russia and the CIS countries increased to $30 million.  We believe that our well-established relationships with operators in Russia and the reduction of the number of competitors in Russia places us in a favorable position to serve the remaining Russian gaming industry in the event the Russian legislature passes legislation that permits country-wide gaming to continue. Such an extension would require operators to re-invest in new equipment, providing an opportunity for future growth.

The 2007 legislation did not restrict lottery operations, resulting in the decision of certain slot-machine operators to transfer some of their operations from slot machines to lottery machines. Octavian has been able to capitalize on this new market through our OctaLotto business line. We currently supply video lottery terminals and other lottery systems to several markets in Russia and anticipate continued growth in this area.

Our offices in Russia also serve as our base of operations for our activities in other CIS countries. Our long-term strategy is to diversify our business by increasing the amount of business we do in the CIS countries and reducing our business in Russia. From our Moscow office, we sell third-party machines and gaming supplies to gaming operators in Armenia, Belarus, Georgia, Kazakhstan, Kyrgyzstan and Moldova.

In addition, we also maintain an office in Kiev, Ukraine to service our expanding presence in Ukraine. Our operations in Ukraine currently include our OctaSystems, OctaGames and OctaSupplies business lines.

Latin America and the Caribbean

Legalized gaming is established in approximately 45 territories in this region, which we define as the Caribbean island nations, Mexico, Central America, and South America, with a market for machines in the following categories:

•	Slot halls;

•	Lotteries;

•	Casinos; and

•	Bingo operations and arcades.

We believe that Colombia, with approximately 69,000 machines in 2008 is an important market which offers potential growth opportunities.  We expect legislation to be passed this year that will require gaming operators to link their machines to a centralized system. This legislation currently is in draft stage, but we expect it to become effective sometime during the second quarter. Historically, lottery games have received greater acceptance than slot machines and other casino-related gaming machines, but we believe that support for casinos recently has grown, based on the number of well-known operators that have entered the market. Although the size and timing of market growth remain uncertain, we anticipate that opportunities will develop over the course of the next few years.

We believe that Peru is another important market in this region, which also provides opportunities for growth.  In 2008 there were approximately 80,000 machines in Peru, with the largest cities having the highest concentration and continuing to grow. Legislation is pending that will require the Ministry of Tourism to certify gaming operators.  If it passes, this legislation could increase our opportunities for growth in Peru over the next several years. We believe that certification by the Ministry of Tourism will increase the confidence of gaming companies and consumers in gaming operations, leading to more investment in gaming operations in Peru. We currently have games and machines undergoing certification in Peru, which has certification rules that are different than those of most other countries and uses its own local laboratory for game testing and certification. We currently have one game certified to Peru standards and expect three additional games to be certified in the near future.

Mexico first allowed casinos to begin operations in 2006, and the Mexican gaming industry generated approximately US$2 billion in revenue that year. We believe that Mexico will continue to be the fastest growing territory in Latin America, because new casinos could attract visitors from the United States as well as from Mexico. Based on our own internal research, we believe that there are currently approximately 90,000 machines in Mexico. We recently entered into contracts to deliver bingo games to Mexico, and we expect the installation phase of the first contract to be completed in the near future.

Argentina also is a significant market in this region, with more than 70 casinos and 150 bingo halls and had a total gaming market of approximately US$205 million in 2007. We operate a data center in Argentina, and we also continue to increase our share of machines through competitive pricing and established relationships with gaming operators. We also expect future opportunities in Chile and Ecuador will provide both replacement and expansion growth, although there is no assurance of this or that we will ever enter those markets.

We have a facility in each of Bogotá, Colombia and Buenos Aires, Argentina. Each of these locations hosts a global ACP data center, and we also conduct software research and development at our Buenos Aires location. Our Latin America and Caribbean operations encompass Brazil, Mexico, Argentina, Venezuela, Chile, Colombia, Peru, Puerto Rico, Ecuador, Guatemala, the Dominican Republic, Costa Rica, Trinidad, Tobago, Uruguay, El Salvador, Panama, Bolivia, Jamaica, Honduras, Paraguay, the Bahamas, Nicaragua, Haiti, Barbados, Suriname, Belize, Antigua, Barbuda and Saint Lucia.  These operations contributed 17.1% of our revenues in 2008 and 24.2% of our revenues in 2007. We currently operate our Caribbean operations out of our office in Bogotá, Colombia. We derive our revenue in this region from our OctaSystems, OctaGames, and OctaSupplies business groups and also expect to deliver our OctaLotto services in this region in the near future.

Europe

This region includes 21 countries, with an estimated total gaming market of US$28.4 billion in 2007 including approximately two million gaming machines. It encompasses:

•	Casinos;

•	Slot halls and arcades; and

•	Non-casino environments such as restaurants and pubs.

Germany had a gaming market of approximately US$4.4 billion in revenue and approximately 200,000 gaming machines in 2007. In 2006, Germany began allowing AWP machines on the street market (gaming machines located on the street as opposed to in an enclosed facility).  This has resulted in the German market growing to revenues of approximately US$6.4 billion in revenue and approximately 225,000 gaming machines in 2008, surpassing the approximate size of the United Kingdom’s market.  We have a joint venture in Germany with an established distributor in that market to sell games we have developed for the German market.

The United Kingdom also is a large market in this region, with approximately 217,000 machines and US$5.3 billion in revenue in 2007. Although additional casinos were expected to open in the United Kingdom during 2008, no casinos were opened and we are not aware of any plans to open new casinos in 2009.

Italy’s market includes approximately 200,000 machines and revenue of approximately $1.5 billion in 2007.  Recent regulatory changes have mandated that some games currently in use be replaced with new games with different rules and payout structures.   In 2005 we entered into a joint venture in Italy with Euro Gruppo Giochi S.r.l. (“EGG”), a gaming machine manufacturer with a significant presence in Italy, to develop games for EGG that comply with such regulatory changes.

Although France’s total gaming market includes approximately 190 casinos, French legislation makes it extremely difficult to obtain gaming distribution licenses. Because of the stringent regulatory requirements, we do not currently pursue gaming opportunities in France.

As of 2007, Romania had a market of approximately 31,000 machines. There are approximately 8,000 slot arcades (casinos that only have slot machines) and approximately 21 full-service casinos.

Octavian currently does most of its business in Europe in Romania, Italy and Germany. Our European operations represented approximately 7.0% of our revenues in 2008, compared to 2.7% of our revenues in 2007.

Africa

In 2008 there were approximately 29,000 regulated machines in the entire African market. South Africa is the largest market in the region, with approximately US$1.8 billion in annual revenue in 2007. It is highly regulated, and we also believe currently there is only a limited opportunity for new operators to enter the South African market at this time due to this strict regulation. We believe that the next two largest markets are Morocco (725 machines) and Kenya (720 machines), both of which are small but, we believe, growing gaming machine markets.

In Rwanda we have an exclusive license from the Rwandan regulatory body to administer and operate Rwanda’s lottery through 2019.  We will distribute lottery terminals, establish a distribution network, administer control procedures for the collection of receipts and payment of jackpots and market Rwanda’s lottery system, on an exclusive basis, throughout the term of the license.  Additionally, we have an exclusive license from the Rwandan regulatory body to operate gaming machines, sports betting and horse racing in Rwanda through 2014, which includes the right to extend through 2019.

We are working with local operators to distribute 500 refurbished slot and similar machines in two African countries.  We will receive payment equal to a percentage of the sales price of the machines along with a percentage of the profits made by the operators through 2013.

To date, the lottery and gaming markets in Rwanda are in the early stages of development and there can be no assurances that viable markets will ever evolve.

Asia Pacific

Most Asian countries have some form of gaming, including casinos, lotteries, and hotel and club gaming. In 2007, this market generated approximately US$18.3 billion in revenue, with the largest markets being in Macau (part of the People’s Republic of China), Australia, South Korea, Japan, Malaysia, and the Philippines. We currently have no operations in Asia, other than one Octavian GateManager™ and one Octavian CashManager™ installed in Sri Lanka, and have therefore generated only nominal revenues in this region to date. However, we anticipate growing demand in this region, both new and replacement, for machines, parts, games and systems.

MARKETING AND SALES

Octavian primarily markets and sells its products and services through its direct and indirect sales staff (direct sales staff sell to end users, while indirect sales staff is comprised of sales managers who occasionally become involved in direct sales) and senior management, who are located in each of our global locations. As of March 30, 2009, we retain 20 direct and indirect sales representatives. The sales and marketing group is supported by a technical and project management team throughout the sales process.

Our sales process takes place throughout our year and can range from proposals for a small quantity of units to several hundred units. The duration of the sales process varies depending on the type and scale of products and services required, ranging from days for most games and machines, to as long as a year for a highly customized ACP system. Typically, a potential systems customer will participate in a formal evaluation and selection of a system vendor.

The level of sales available to us at any point in time can vary materially due to a number of factors, including the capital budgets of our customers, the availability of new products and services, the timing associated with any required regulatory approvals, and the success and features contained in the products and services sold by our competitors. The price paid for a full system can vary materially from customer to customer, depending on a number of factors, including the size of the gaming operation, the number of functions contained in the system specified and the level of post-sale support provided.

We generally complete our sales on a cash basis and only extend short term credit to customers on a case by case basis.

Although our direct sales force historically has generated most of our sales, we conduct a number of marketing activities including exhibiting at international and regional tradeshows, sponsorship of industry trade publications, and targeted email marketing.

We normally exhibit our products and services at the following annual tradeshows:

Tradeshow	Location	Month

ICE	London, United Kingdom	January
ENADA Primavera	Rimini, Italy	March
FADJA	Bogotá, Colombia	April
ELA	Mexico City, Mexico	May
G2E Asia	Macau, China	June
ENADA	Rome, Italy	October
SAGSE	Buenos Aires, Argentina	October
G2E	Las Vegas, United States	November

Key sales personnel have already and will continue to attend other exhibitions and conferences, including AmEx (Dublin), GEM (the Philippines), BEGE (Bulgaria), Preview (London), among others, in order to meet with existing clients and to follow up on leads generated from other shows and general activities.  In total, we expect to be represented at over 30 international shows throughout 2009.

In addition to attending industry tradeshows, we look for sponsorship opportunities, such as providing official tradeshow lanyards that include our brand name and logo. In addition, our Chief Executive Officer, Harmen Brenninkmeijer, is a regular speaker and moderator at tradeshow symposia and is on the advisory panel for the G2E tradeshows.

To maximize our brand exposure internationally, we have secured exclusive agreements with publications including:

1.
We are the official sponsor of G3 magazine’s semi-annual market reviews – European Market Review and South American Market Review. G3 is a major industry publication published monthly by HP Publishing Limited and also distributed at major tradeshows. Because of Octavian’s sponsorship of the market reviews, our brand name and logo appear on every page of the issue devoted to the market report; the entire inside cover page is devoted to Octavian advertising and two additional advertisements for Octavian products and services appear in the front part of the issue.

2.
We have sponsored the Casino International wall calendar for calendar years 2008/2009, and we have secured a similar arrangement for 2009/2010. The printed calendar is mailed to almost 5,000 subscribers worldwide and emailed in digital format to another 3,000 online subscribers.

3.
We have a contract with Casino Review magazine for an Octavian advertisement to appear on the outside back cover of every issue. We have agreed to be the official sponsor of the magazine’s “Supplier News” section that appears in each issue. Casino Review is a monthly publication that is distributed both in print and digital format. It is published by Clarion Gaming, the organizers of the IGE tradeshow, and distributed to each year’s International Gaming Exhibition (“IGE”) exhibitors and attendees.

4.
We have a long-standing relationship with Yogonet.com, publishers of a daily gaming industry newsletter, distributed by email. Our relationship dates back to the newsletter’s founding in 2003, when it was focused on the Latin American market, in which we have had a well-established presence for several years. Over the past year, it has become one of the industry’s most subscribed global newsletters. Octavian’s contract provides that each issue of the newsletter and the website contain Octavian banner advertisements and our relationship ensures that any story about Octavian is featured among the top five stories for that day.

We also utilize subscriber based HTML email marketing as a cost-effective, targeted method of publicizing our latest product developments. These emails are distributed to prospects in our sales database. We currently have approximately 3,000 names on our subscription list.

Sales Structures

OctaSystems

OctaSystems sales generally are structured in three ways. The percentage of sales under each structure varies from month to month. The first structure involves the customer purchasing the hardware and then paying a monthly license fee per machine for use of the software. These contracts are generally three years or longer in length, with varying fee structures. The second structure involves the customer purchasing the hardware (Octavian’s “My ACP”) and system (license to operate Octavian’s “My ACP”) outright for a one-time fee plus an ongoing service package from Octavian for support and software updates. Under this structure, the software remains the property of Octavian, and the customer uses components of the hardware to interface its machines to the “My ACP” system. While it is possible for a customer to purchase a system from us without ongoing support, it is extremely rare and we recommend the purchase of ongoing support to all of our customers. The third structure involves the customer purchasing the hardware at a small margin and then paying Octavian a fixed percentage of the customer’s revenues over the life of the system. Under this structure, contracts sometimes provide that the charge for the system is included in the price of the hardware, in which case we charge a higher percentage of revenues over the life of the system. Our goal under this structure is to have the hardware paid for outright by the customer and for our costs in licensing the software to them to be paid for by sharing in the revenues the machines produce. In each case when there is an ongoing service contract, the customer is invoiced monthly for the appropriate fees.

The demand for casino management systems is driven by regulatory requirements in each applicable jurisdiction by casino operators’ competitive need to track device and player activity, and to establish and compile individual device and player profitability and other demographic information. These features also enable casinos to develop or enhance marketing strategies. Our revenues from our casino management systems are derived from selling our products and services to both new and existing customers.

OctaGames

OctaGames sales generally are structured in two ways. The first structure involves the customer purchasing a security-protected license for one or more of our games. A fee is charged for each copy of each game.  The second structure involves third-party manufacturers outsourcing to us the development of one or more specific games. When we develop a requested game specifically for a customer, we generally require that a substantial portion of the contract cost be paid upfront and the balance upon acceptance by the customer of the delivered product.

OctaLotto

OctaLotto sales typically involve the customer purchasing the hardware and then paying Octavian a fixed percentage of the customer’s revenues (ticket sales) over the life of the system.

OctaSupplies

OctaSupplies sales generally are structured in two ways. The first involves outright sales of third-party machines which require initial payments on order and then the balance of the payments periodically over the 90 day period following shipment, subject to our having to accept longer payment periods in jurisdictions where our competitors offer payment terms extending as long as 18 months after delivery of the machines. In any event, we generally do not provide customers with payment terms extending more than ten months after delivery of the machines. The second method of payment involves the customer paying a fixed percentage of the machine’s sales over a period of years.

In certain cases, the original manufacturers of these products may be competing with us in markets where we also sell their products.

CUSTOMERS

Our customers fall into four broad categories:

(1)	major casino operators who purchase OctaSupplies products, casino management systems (including My ACP), other machines, and games;

(2)	slot halls and other operations who purchase OctaSupplies products, casino management systems (including My ACP), other machines, and games;

(3)	regulatory authorities who purchase and/or accredit casino management systems (including ACP); and

(4)	lottery operations who purchase OctaLotto services (including SymphonyTM and video lottery terminal games).

The demand for gaming devices and systems varies depending on the level of new construction and renovation of casinos and other gaming sites, as well as market conditions that might generate the need for new and replacement equipment and product and service innovation. Gaming devices generally have an average replacement cycle of three to seven years.

Octavian provides products and services on both an ongoing and a one-time basis. The volume of products for specific customers varies from year to year, and a significant customer in one year may not buy our products in a subsequent year.

Future sales of our products and services will be based on, among other elements, continued expansion of our product and service line, the success of our game content, the acceptance of our systems, our customer service levels, expansion into additional markets and our ability to maintain a competitive position against other providers who are producing similar products and services.

COMPETITION

The market for gaming systems, games, lottery systems, and gaming machines is highly competitive, constantly evolving, and subject to technological change. Competition is a significant driver of new product and service development. We believe that principal competitive factors include:

•	Product functionality and features;

•	Product and service pricing;

•	Availability and quality of support;

•	Customer acceptance and player preference;

•	Ease and speed of product implementation;

•	Vendor and product reputation;

•	Product architecture and technological innovations;

•	Knowledge of gaming industry practices;

•	Product accuracy and reliability; and

•	Regulatory compliance and Gaming Laboratories International certification.

We believe we have a global competitive advantage as a result of our:

•	Ability to customize products and services;

•	Breadth of product and service offerings;

•	High levels of customer service and support;

•	Long history with customers;

•	Geographic diversification of operations;

•	Seasoned, experienced development staff;

•	Worldwide brand recognition;

•	Diverse library of innovative games;

•	Investment in R&D; and

•	The combined effect of our systems working together being greater than the sum of their parts.

Our competitors vary in size from small companies with limited resources to several large multi-national corporations with substantially greater financial, marketing and product development resources than ours. Our larger competitors have an advantage in being able to devote more resources to develop new technologies that are attractive to players and customers. Our competitors include, but are not limited to, the following manufacturers, service providers and distributors that have gaming products and services and are either authorized to sell or are in the licensing process in many foreign gaming jurisdictions:

OctaSystems global competitors include but are not limted to: Aristocrat Leisure Limited, Lottomatica S.p.A. (acquired Atronic in 2008), Bally Technologies, Inc., IGT, and Systems in Progress GmbH (owned by WMS Industries, Inc.). Competition is particularly strong in this market because of the number of providers and the limited number of casinos and jurisdictions in which they operate.  One of our former competitors, Progressive Gaming International (formerly Mikohn Gaming Corporation) was recently acquired by IGT after failing to fulfill certain bonding requirements and ultimately declaring bankruptcy.

OctaGames global competitors include but are not limted to: Ainsworth Gaming Technology, Aristocrat Leisure Limited, Aruze Corp. (formerly known as Universal Distributing of Nevada), Bally Technologies, Inc., Unidesa Gaming & Systems (part of the Cirsa Group), Franco Gaming, Ltd. (a division of Recreativos Franco), Gauselmann Group, Lottomatica S.p.A. (acquired GTECH Corporation in 2006 and Atronic in 2008), International Game Technology, Konami Co. Ltd., Novomatic Industries (which is controlled by our principal shareholder, AGI), Scientific Games Corporation and WMS Industries, Inc.

OctaLotto global competitors include but are not limted to: Lottomatica S.p.A. (acquired GTECH Corporation in 2006), International Lottery & Totalizator Systems, Inc., IntraLot S.A., Scientific Games Corporation and Win Systems International Holdings, Inc.

OctaSupplies global competitors include but are not limted to: Ainsworth Gaming Technology, Aristocrat Leisure Limited, Lottomatica S.p.A. (acquired Atronic in 2008), Bally Technologies. Inc., Belatra Co., Ltd., Fortuna Gaming Corp., Franco Gaming, Ltd. (a division of Recreativos Franco), Gauselmann Group, , IGT, KARE Technology Company, Konami Co. Ltd., Novomatic Industries and Unicum Gaming (“SmartGames”).

MANUFACTURERS AND SUPPLIERS

We manufacture our hardware products through third-party manufacturers in Australia, Russia and Argentina. In Russia, we have outsourced the manufacturing of the ACP components to an aerospace company based in Moscow under a long-term contract that provides for minimum-order quantities, lead times and a maximum manufacture rate that is eligible for increase at our request. In Argentina, we have outsourced the manufacturing of the ACP components to a local manufacturer. We manufacture these components in Argentina for distribution in Argentina only, for tax and trade law reasons.

We also purchase certain component parts from third-party manufacturers, such as AGI and FutureLogic, Inc.

In general, we hold some spare parts for the items we manufacture, but we do not hold a material amount of final product. We generally order final product only after we have received a non-refundable down payment from the customer equal to approximately 10 percent of the contract value. If the customer subsequently cancels the order, we retain the down payment and generally are able to transfer the product to another pending customer product. We do not order final products other than in response to specific customer orders.

We believe that our sources of supply are generally adequate, and with multiple sources for the same component parts. We have a degree of duplication of the critical components of the system, with the intention of increasing reliability of the system in the event that any of our primary systems fail.

Generally, we do not have long term commitments with suppliers.

CUSTOMER SERVICE

We consider customer service an important aspect of our overall marketing strategy. We provide product delivery, installation, new product training, warranty, after-market technical support, supplemental equipment and spare parts, product retrofitting, game conversions, network systems, downloadable game and system upgrades, and casino operations consulting services. We employ trained customer service personnel in our data center locations, co-located with our R&D personnel, to whom our customer service staff have immediate access.

In addition, we generally offer parts and labor warranty for games and machines. We record warranty expenses for our OctaSupplies sales only. To date, we have not recorded any warranty claims, as they have been immaterial, with a negligible effect on our financial condition.

Octavian provides access to customer support service 24 hours a day, seven days a week. This support is live (24 hours per day, seven days per week, 365 days per year telephone support) for each of our products. In addition to the immediate technical support available via these hotlines, we also offer emergency site visits as needed. For hardware products, we also provide both product support and return service. We also offer field service support programs, spare parts programs and operational consulting to improve performance.

Product information is available through a restricted, user-identification and password-protected area of our website.

RESEARCH AND DEVELOPMENT

Octavian has made significant investments in R&D, developing advanced technical systems that are required to run and develop global gaming businesses. We employ over 71 employees worldwide in product development in dedicated groups including: specification, design, creation and production of machines, hardware, communications, facilities, software, games design, graphics design, sound and video development, operations, installation and support. We believe that our presence in numerous overseas markets exposes us to local industry knowledge that contributes to our ability to innovate. We believe that one of our competitive advantages is our commitment to constant technological innovation, and we plan to develop new products through a combination of licensing, acquisitions and research activities.

Our primary development and support facility is located in St. Petersburg, Russia, with a secondary facility located in Buenos Aires, Argentina. In addition, we conduct some of our product development through outsourcing arrangements with unaffiliated third parties.

Our R&D team in St. Petersburg has been instrumental in the continual development of our ACP slots management system, evolving the product to allow Cashless, Player Tracking and Bonus Club features. The St. Petersburg games department has delivered a portfolio of over 80 titles comprising slot games, bingo, Keno, amusement with prize machines and downloadable games with varied multi-line options for multiple languages, denominations, countries and jurisdictions. Additionally, our team in St Petersburg is focused on the development of our Server Based (Symphony™) platform.

Our R&D employees in Argentina are dedicated to customization of the ACP systems for the Latin American market. This team works closely with our St. Petersburg staff on ACP product development.

Our Australia R&D team focused on two product development initiatives: the development of the Maverick®, which we no longer intend to market or sell, and our Advance Gaming Engine (“AGE”). The AGE is an internal technology that allows Octavian to more efficiently develop games by re-using graphics and animation files and eliminating certain programming steps from games development. Our on-site employees oversee consultants in Australia to whom we have outsourced these R&D functions. These contracts are short-term, month-to-month arrangements.

TECHNOLOGY

We have developed several technologies which serve as the foundation of our systems platform. We also employ technologies and security policies designed to ensure that our operations and customer information are protected and secure. We believe that our technology infrastructure provides a flexible, scalable and reliable platform for the development and deployment of new services and solutions at a low cost. When we commence development of a new game, we use the latest technological architecture available and select long-life components with a goal of ensuring that the game or system remains viable for at least three to five years.

The systems supporting our operations are hosted at three facilities: St. Petersburg, Russia; Bogotá, Colombia; and Buenos Aires, Argentina. The facilities are highly secure environments, with standby systems that provide redundancy. The facilities are continuously staffed by trained personnel and have customer telephone support available 24 hours a day, seven days a week, with two back-up development teams on call. System capacity was built to support major expansion above existing levels and current utilization rarely rises above ten percent. We believe that our systems currently in place have ample power, redundancy, fire suppression capabilities, data transmission capability, and back-up provider arrangements to support current and anticipated near-term growth of the business. In addition, our systems are highly modular and easily can be expanded to handle substantial growth.

We implement security at multiple levels in our hardware and software platform and comply with various local gaming industry standards that are often rigorous and are designed to protect internal operations and customer data. We utilize multilevel enterprise firewalls and monitoring systems for intrusion detection and to filter all incoming network traffic. We operate and maintain the systems that support the web-based ACP access functions completely separately from our main database as an added layer of security.

Currently, our data center systems can service up to 150,000 transactions per minute, and our database capacity is greater than four terabytes of data.  Additionally, we have designed our system and database to be easily expandable, as needed, and continuously operational.

All of our international sites are linked by a network allowing for flexible internal communications worldwide. Our communications infrastructure includes satellite links, fiber optics, broadband, wireless technology, fixed telephone lines and dial-up capability. We believe that our communication systems’ safeguards ensure that no data will be lost during power or communications outages.

Intellectual Property

Octavian’s intellectual property is comprised of trade secrets, industry and technical know-how, trademarks, copyrights, and issued and pending patents. Our intellectual property is a significant asset. We rely primarily on Russian intellectual property laws to protect our intellectual property and to a lesser extent on the laws of other jurisdictions in which our intellectual property is used. We also rely on privately negotiated license agreements, third-party non-disclosure and other agreements and other contractual provisions to protect our intellectual property rights. In addition, we use technical measures, such as encryption and other security measures, to protect our intellectual property from theft and piracy.

Our intellectual property includes the concepts, designs, features and manufacturing processes associated with our games, systems and machines. We currently hold more than 30 patents in Russia for various games, systems, systems components and processes. Although we no longer have plans to market and sell the Maverick® electronic gaming machine, we hold trademarks related to the Maverick® in Australia, the European Union and the United States.  We also have registered trademarks related to the SymphonyTM in Australia, the European Union and the United States; trademarks related to Octavian GateManager™ in Australia and the European Union and trademarks related to Octavian CashManager™ in Australia and the European Union. Additionally, we currently have a patent application pending with the United States Patent and Trademark Office for the Maverick® electronic gaming machine.  We recently decided to abandon the development and sale of the Maverick® and have not yet decided whether we will continue the prosecution of this application.

We do not seek formal legal protection for all of our intellectual property because we have found the expense unjustified after taking into account the potential benefits to be derived. Our products typically have a lifecycle that is shorter than the length of time required securing a patent and enforcing the patent protection. We believe that our contract and technical security measures sufficiently protect the majority of our intellectual property from theft and piracy.

We hold licenses to use third-party intellectual property as components of certain of our games systems. In addition, in order to connect our systems to certain machines, the machine manufacturers often grant us a right to use the portion of their IP that is necessary to allow us to do so and vice versa. Moreover, as part of our joint venture agreements, we often enter into mutual intellectual property exchange arrangements. We also subcontract development of certain system and games components to specialized developers and manufacturers and receive contracts to develop products from other companies. In each of these cases, we seek to ensure that our contracts provide for sufficient protection of our IP rights and assignment to us of all IP invented under subcontracting arrangements. In conjunction with our distribution agreements for our OctaSupplies business, we often obtain the right to use the supplier’s IP in order to provide ongoing service and support.

Our intellectual property is critical to our success and ability to compete, and if we fail to protect our intellectual property rights adequately, our competitors might gain access to, or gain the ability to duplicate or capitalize on, our technology. We negotiate beneficial intellectual property ownership provisions in our contracts and also require employees, consultants, advisors and collaborators to enter into confidentiality agreements in order to protect the confidentiality of our proprietary information and the assignment to us of all IP invented by those under contract to us.

Others may infringe upon or develop products in violation of our IP rights, and the issue of patents under pending applications is not a certainty. We are subject to general litigation risk related to our ability to enforce and maintain patents, copyrights, trademarks, and other IP rights. Seeking enforcement of or declaring our IP rights could result in other parties asserting that our rights are invalid, or alleging rights of their own against us. Our management is not aware of any current or threatened litigation involving our IP.

REGULATION

The distribution of gaming equipment, systems and services is subject to regulation by a variety of government agencies worldwide. Regulatory requirements vary from jurisdiction to jurisdiction and are constantly evolving, but they often include:

•	Licenses and/or permits;

•	Findings of suitability of directors, officers, major shareholders, and other key personnel;

•	Technical requirements and approvals for certain equipment;

•	Operational requirements, including data security;

•	Documentation of financial record-keeping; and

•	Responsible gaming compliance.

In Russia and the Ukraine, there are no gaming-specific regulations directly affecting gaming distributors, but gaming operators are subject to certain regulations, which indirectly affect our ability to sell to them. In addition, Russia requires all manufacturers to meet certain standards established by the International Organization for Standardization (“ISO”) and the Euro-Asian Council for Standardization, Metrology and Certification (“EASC”). ISO 9000 is a family of standards for quality management systems maintained by ISO and administered by accreditation and certification bodies. GOST refers to a set of technical standards maintained by the EASC.

In Europe, we are subject to directives relating to hazardous substances, electrical equipment, conformity markings, safety standards and electromagnetic compliance. With regard to hazardous substances, we are subject to the Directive on the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment 2002/95/EC, (commonly referred to as the Restriction of Hazardous Substances Directive or RoHS) which was adopted in 2003 by the European Union and took effect in 2006. It restricts the use of six hazardous materials in the manufacture of various types of electronic and electrical equipment and is required to be enforced and become law in each member state. The RoHS is closely linked with the Waste Electrical and Electronic Equipment Directive 2002/96/EC which sets collection, recycling and recovery targets for electrical goods and is part of a legislative initiative to solve the problem of toxic e-waste. We also are required to obtain the Conformite Europeenne marking, which is a mandatory conformity mark on many products placed on the single market in the European Economic Area. With regard to safety standards, we are required to work closely with Underwriters Laboratories (UL), which is a company that has developed standards and testing systems to ensure products are safe. UL helps the insurance and re-insurance industry manage product liability risk, especially for fire safety. Finally, we are required to comply with the Electromagnetic Compatibility (“EMC”) compliance process.

In addition, Germany has special rules for casino management systems and amusement with prizes games. Our casino management system products comply with Germany’s requirements, and we are in the process of having our amusement with prizes products certified as compliant as well. The United Kingdom also has special requirements, with which we have complied with as necessary.

Italy has adopted special rules for AWP games and all our games are certified by the State Monopolies Autonomous Administration (“AAMS”), as required in this jurisdiction. AAMS is the government body that oversees the Italian gaming industry. In 2002, the government transferred the regulation of all gaming activities to the AAMS, a division of the Ministry of Economy and Finance.  In connection with these regulations, Italy has adopted specific legislation referred to as Comma 6A legislation, which requires AWP machines to be equipped with a smart card that allows the AAMS, to access and check internal machine data to prevent fraud and safeguard players. Similarly, all AWP games running on the new machines are required to communicate with the smart card and be fully licensed.

Neither Colombia nor Argentina directly regulates the gaming industry, but Argentina has begun the process of requiring Gaming Laboratories International (“GLI”) certification for gaming equipment.

The nature of the industry and our worldwide operations make compliance with these requirements very time-consuming and require extensive resources. Before we initiate business in a given jurisdiction, we review all applicable policies, laws and regulations in order to ensure our ability to comply. In addition, we maintain a close working relationship with GLI throughout our product development process to ensure that our products meet their standards and those of particular markets. GLI is a widely recognized standard-setting and independent testing authority in the worldwide electronic gaming industry. While it is not a certifying authority, it is an independent gaming test house that is accredited by many gaming regulatory authorities throughout the world. GLI is not the only accepted accreditation standard in the world, but we believe that it is the most widely accepted one. Its clients are gaming regulators in jurisdictions all over the world, nearly 400 in all, and its customers are device and system suppliers that require GLI certification to maintain the distribution viability of their products throughout the gaming industry. GLI helps to ensure the integrity of the gaming industry. As a general rule, regulated markets throughout the world require GLI certification for gaming products sold in their jurisdictions.  In unregulated markets, there are both jurisdictions that do not require certification by GLI or any other authority, and there are unregulated markets in which certain customers request products with GLI certification for their own business reasons. Once a gaming product has GLI certification, then, in any jurisdiction that has accredited GLI as a standard-setting body, regulatory approval of that gaming product is automatic. Currently, Octavian’s My ACP system, ExtraCash, and more than 11 games titles meet GLI general global standards.

We anticipate that many of our existing games as well as those in development also will receive GLI approval. It is our corporate policy that, starting in 2008, every Octavian game will be submitted for GLI certification as soon as it has finished development and prior to its release. As part of the GLI certification process, we submit all of a game’s design documentation, source code, object code, compilers and compilation instructions, installation process, and hardware, as well as separate certification of the Random Number Generator software and safety certification.

Our compliance efforts are focused not only on gaming jurisdictional requirements but also on other applicable regulations, such as tax, environmental, excise and customs. Although many regulations at each level are similar or overlapping, we must satisfy all conditions, individually, for each jurisdiction. Determination of compliance in each jurisdiction is independently verified and generally does not depend on a determination of compliance in any other jurisdiction. Penalties for non-compliance can be severe.

Laws of the various gaming regulatory authorities are designed to protect the public and ensure that gaming is conducted honestly, competitively, and in a manner free from corruption. Regulatory oversight additionally ensures that the local authorities receive the appropriate amount of gaming tax revenues. Gaming financial reporting and systems therefore must demonstrate high reliability and integrity.

The gaming industry by its very nature is complex and constantly evolving, particularly in jurisdictions that are first beginning to permit gaming. We continue to devote significant resources to ensure regulatory compliance throughout our company. There can be no assurance, however, that any required licenses, approvals, or findings of suitability will be obtained or, if obtained, will not be conditional, suspended, or revoked, or that we will be able to obtain the necessary approvals for any future products as they are developed. If a license, approval or a finding of suitability is required by a regulatory authority, and we fail to obtain the necessary license, approval or finding, we may be prohibited from selling our products or services in that jurisdiction or we may be required to sell our products and services through other licensed entities at a reduced profit.

Octavian’s current strategy is focused on opportunities in emerging markets. We therefore do not conduct business in the United States and have not applied for a gaming license in any U.S. jurisdiction.

EMPLOYEES

As of March 30, 2009, Octavian employed 162 persons. None of our employees are subject to a collective bargaining arrangement, and we consider our relations with employees to be good. Of these employees, 12 are in management, 12 are in sales and marketing, 14 are in technical support, 71 are in research and development, 20 are in finance, 27 are in product support, and 6 have miscellaneous duties.

RECENT DEVELOPMENTS

Agreements with AGI

Octavian is a non-exclusive distributor for AGI in various countries in Latin America, and CATS is a non-exclusive AGI distributor in Russia and the CIS. As such, AGI is and has been Octavian’s largest supplier and, prior to the closing of the Share Exchange, Octavian had outstanding accounts payables of approximately €18,756,207 as of October 30, 2008 (US$23,979,810.65 based on the October 30, 2008 Exchange Rate of €1=US$1.2785). Pursuant to certain agreements between AGI and Octavian entered into immediately prior to the Share Exchange, AGI and Octavian agreed to the following:

•
AGI converted €4 million (US$5,114,000 based on the October 30, 2008 Exchange Rate of €1=US$1.2785) of accounts payable to it by Octavian into 652 Ordinary Shares of Octavian, representing 35 percent of the outstanding share capital of Octavian.

•
AGI restructured an additional €8 million of accounts payable (US$10,876,800 based on the March 25, 2009 Exchange Rate of €1=US$1.3596) into a four-year loan, which accrues interest at a rate of three month USD LIBOR plus four percent (4%) (capped at a maximum rate of eight percent (8%)) per year, and is payable in equal monthly installments of €166,666.67 (US$226,600 based on the March 25, 2009 Exchange Rate of €1=US$1.3596) over a period of 48 months, that commenced on October 31, 2008 (the “AGI Loan”). As of March 25, 2009, we are current in all payments to AGI. As security for the obligation, Octavian granted AGI a security interest in all intellectual property rights (including rights in software) in certain of Octavian’s intellectual property, including the source and object code for Octavian’s Accounting, Control, and Progressives product;  Octavian’s Maverick® product and any modifications; and  Octavian’s Maverick® games and any modifications,  ExtraCash and Advanced Gaming Engine, along with all related materials (the “IP Rights”)

•	AGI invested US$5 million in the Private Placement.

•
Octavian agreed to repay outstanding accounts payable to AGI, as of the closing date of the Private Placement, in an aggregate amount of €6,756,207 (US$8,637,810.65 based on the October 30, 2008 Exchange Rate of €1 = US$1.2785) as follows: €2 million (US$2,557,000 based on the October 30, 2008 Exchange Rate of €1 = US$1.2785) from the proceeds of the Private Placement and the remaining balance in four equal installments of €1,189,051.45 payable on November 30, 2008, December 31, 2008, January 31, 2009 and February 28, 2009.  The initial payment of €2 million was made from the proceeds of the Private Placement.  The Company is currently late on all of the payments owed to AGI.  The aggregate amount of these payments owed is approximately €4.7 million (US$6,390,120 based on the March 25, 2009 exchange rate of € 1 = US$1.3596).  As a result of the Company’s failure to make these payments in a timely manner, it is not currently in compliance with certain agreements entered into with AGI in connection with the Share Exchange and financing transactions consummated by the Company on October 30, 2008.   The Company is currently having discussions with AGI regarding the settlement of these accounts and based on conversations with AGI, does not believe that AGI currently intends to enforce any rights it may have with respect to the failure to make such payments.

Agreements with PacificNet

On December 7, 2007, (i) Octavian, Emperor Holdings Limited, a company that was at that time the sole shareholder of Octavian (“Emperor”) and Emperor’s then sole shareholder, Ziria Enterprises Limited (“Ziria”) (a company which is 100 percent indirectly owned by Harmen Brenninkmeijer, our Chief Executive Officer and a director of the Company), entered into an agreement (the “PacificNet Acquisition Agreement”) with (ii) PacificNet, Inc. (“PacificNet”), a Delaware corporation whose securities are publicly traded in the United States and its wholly-owned subsidiary, PacificNet Games International Corporation, a company organized under the laws of the British Virgin Islands. The terms of the PacificNet Acquisition Agreement provided for the acquisition by PacificNet of all of the outstanding securities of Emperor. This acquisition was completed on January 22, 2008, upon which Emperor became a direct wholly-owned subsidiary of PacificNet and Octavian became an indirect wholly-owned subsidiary of PacificNet. The purchase price payable by PacificNet was (i) up to 2,330,000 shares of PacificNet’s common stock, representing approximately 19.5 percent of PacificNet’s then outstanding shares of common stock and (ii) cash of up to US$18.9 million to be paid upon the completion of certain net profit performance targets (the “Earn-Out Amount”). The shares of PacificNet common stock were required to be placed in escrow at closing and were to be released upon the satisfaction of certain requirements under the PacificNet Acquisition Agreement. Additionally, the Earn-Out Amount was to be paid to Octavian over a period of time in installments from 2009 through 2012. In connection with the agreement, Harmen Brenninkmeijer, our Chief Executive Officer and a director of Octavian, was named to the board of directors of PacificNet and entered into an executive service agreement (the “Service Agreement”) with PacificNet. Mr. Brenninkmeijer never performed any services for PacificNet, and neither PacificNet nor Octavian ever compensated him under the terms of the Service Agreement.

On May 14, 2008, all of the parties to the PacificNet Acquisition Agreement entered into a termination agreement (“the PacificNet Termination Agreement”), pursuant to which the PacificNet Acquisition Agreement and all rights and obligations of the parties thereunder were terminated. The Service Agreement also was terminated. As a result of the termination of the PacificNet Acquisition Agreement, neither the remaining consideration shares of PacificNet common stock (being 1.1 million) nor any of the Earn-Out Amount were transferred/paid to Ziria, and all shares of Emperor were returned to Ziria and the 1.2 million shares of PacificNet common stock to Ziria were returned to PacificNet. Upon the consummation of this transaction, Emperor was no longer a direct subsidiary of PacificNet, nor was Octavian any longer an indirect subsidiary of PacificNet. Harmen Brenninkmeijer resigned from the board of directors of PacificNet on May 21, 2008. PacificNet paid Sterne Agee & Leach, Inc., a company that acted as a consultant to Octavian for the PacificNet Acquisition, 30,000 PacificNet shares. As of March 27, 2009, Octavian owes PacificNet US$53,544 to reimburse PacificNet for the issuance of these shares.

In satisfaction of its obligations under the PacificNet Termination Agreement, Octavian issued to PacificNet 61 Ordinary Shares of Octavian International prior to the Share Exchange, which were exchanged for 199,333 shares of our Common Stock. As part of its settlement agreement with PacificNet, Inc., PacificNet was granted the one-time right to purchase up to a number of shares that would cause its ownership of Octavian International as of the date of exercise of the option to equal 5% of the equity of Octavian International provided that such right is exercised prior to May 14, 2009.

PacificNet also agreed, under the terms of the PacificNet Termination Agreement, to issue to Ziria 500,000 shares of PacificNet’s common stock. These PacificNet shares will be subject to a one-year lock up and sale restriction, any sale of these shares must be communicated to PacificNet in advance, PacificNet has the right of refusal to arrange buyers for the shares, and PacificNet will be entitled to half of the net gain on any partial sale of PacificNet shares.

PacificNet and Octavian further agreed, under the terms of the PacificNet Termination Agreement, to use reasonable endeavors to formalize the following business opportunities:

•
A non-exclusive distribution agreement and license pursuant to which PacificNet will be appointed as a distributor of Octavian’s products in Macau, provided that eBet Limited, an Australian company (“eBet”), would be the only other distributor permitted to distribute Octavian’s products in that territory; and

•	A joint venture relationship relating to the development of future business opportunities in Macau and other territories in Asia.

Upon receipt of funding, Octavian agreed to pay PacificNet US$200,000 in consideration for PacificNet’s localization and language translation of Octavian’s products into the Chinese language. Additionally, Octavian agreed to use its reasonable endeavors to meet minimum sales targets from the sale of PacificNet’s machines of: US$4 million during the twelve month period ended mid-year 2009 and US$6 million during the twelve month period ended mid-year 2010. Octavian’s commitment to achieving these targets was agreed to by Octavian undertaking to use its reasonable endeavors to comply. PacificNet agreed to provide appropriate support to assist Octavian in achieving these goals. On January 5, 2009, Octavian received a letter from PacificNet pursuant to which it has asserted a claim against Octavian for certain alleged events of default by Octavian   under the PacificNet Termination Agreement (the “Claim”).  Pursuant to the Claim, PacificNet has demanded payments, in an aggregate amount of $280,000, for certain services allegedly performed by PacificNet, as well as the reimbursement of certain expenses related to prior transactions between the parties. The Company’s management has reviewed the Claim and believes that it is without merit and plans to defend against any actions taken by PacificNet accordingly.

A NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (including the Exhibits hereto) contains certain “forward-looking statements” within the meaning of the of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations. Such statements relate to expectations concerning matters that are not historical fact. Accordingly, statements that are based on management's projections, estimates, assumptions and judgments are forward-looking statements. These forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “approximately,” “intend,” and other similar words and expressions, or future or conditional verbs such as “should,” “would,” “could,” and “may.” In addition, we may from time to time make such written or oral “forward-looking statements” in future filings with the Securities and Exchange Commission (the “Commission” or “SEC”) (including exhibits thereto), in our reports to shareholders, and in other communications made by or with our approval. These forward-looking statements are based largely on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and they involve inherent risks and uncertainties. Although we believe that these forward-looking statements are based upon reasonable estimates and assumptions, we can give no assurance that our expectations will in fact occur or that our estimates or assumptions will be correct, and we caution that actual results may differ materially and adversely from those in the forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause our or our industry's actual results, level of activity, performance or achievement to differ materially from those discussed in or implied by any forward-looking statements made by or on behalf of us and could cause our financial condition, results of operations or cash flows to be materially adversely effected. Accordingly, investors and all others are cautioned not to place undue reliance on such forward-looking statements. In evaluating these statements, some of the factors that you should consider include those described below under "Risk Factors" and elsewhere in this annual report.

Item 1A. Risk Factors

Our business prospects are subject to various risks and uncertainties that impact our business. You should carefully consider the following discussion of risks, and the other information provided in this annual report. The risks described below are not the only ones facing us. Additional risks that are presently unknown to us or that we currently deem immaterial may also impact our business.

Risks Related to Our Business

Substantially all of our intellectual property has been pledged as security for outstanding indebtedness.

We are a non-exclusive distributor for AGI. AGI is one of our largest suppliers and prior to completion of the Share Exchange, we had outstanding accounts payable of €18,756,207 (US$23,979,811 based on the October 30, 2008 Exchange Rate of €1=US$1.2785) owed to AGI. Pursuant to certain agreements we entered into with AGI immediately prior to the Share Exchange, AGI, in addition to agreeing to take such other actions as described in greater detail in Recent Developments – Agreements with AGI of our Business Section on page 22, restructured a portion of the accounts payable into the AGI Loan, secured by a security interest in the IP Rights. The amounts owed to AGI that are secured by the IP Rights, which as of October 30, 2008 totaled €8 million (US$10,228,000 based on the October 30, 2008 Exchange Rate of €1=US$1.2785), are due and payable October 31, 2012. As of March 25, 2009, we are current in all payments under the AGI Loan.  In the event that we are unable to pay the principal and interest owed under the AGI Loan, the intellectual property constituting the IP Rights would be subject to transfer to AGI following a 30-day rectification period for a non-payment default.

A loss of the IP Rights would substantially harm our OctaSystems and OctaGames businesses and could render us unable to provide our systems solutions in the ordinary course if the IP Rights were sold or otherwise transferred to a third party and/or we were no longer permitted to use and incorporate the intellectual property constituting the IP Rights in our products and services.

We face intense competition, and our results of operations will be adversely affected if we fail to compete successfully.

We compete with a number of developers, manufacturers and distributors of similar products and technologies. Because of the high initial costs of installing a computerized monitoring system, customers for such systems generally do not change suppliers once they have installed a system. This may make it difficult for us to attract customers who have existing computerized monitoring systems.

Some of our competitors have greater name recognition, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources. Our larger competitors may have more resources to devote to research and development and may be able to obtain regulatory approval more efficiently and effectively.

There can be no assurance that our new game themes, products or systems will achieve market acceptance, or that we will be able to compete effectively with these companies. Our ability to remain competitive will depend in part on our ability to:

•	Enhance and improve the responsiveness, functionality and other features of the products and services that we offer and plan to offer;

•	Continue to develop our technical expertise;

•	Develop and introduce new services, applications and technologies to meet changing customer needs and preferences; and

•	Integrate the new technologies with existing systems.

If our competitors continue to develop new game themes and technologically innovative products and systems, and we fail to keep pace, our business could be adversely affected. Competition may result in price reductions, fewer customer orders and reduced gross margins. We may be unsuccessful in our attempts to compete, and competitive pressures may harm our business. In addition, increased competition could cause our sales cycle to lengthen as potential new customers take more time to evaluate competing technologies or delay their purchasing decisions in order to determine which technologies are able to develop mass appeal.

Our success in the gaming and lottery industries depends in large part on our ability to develop innovative products and systems. If we fail to keep pace with rapid innovations in product design and deployment, or if we are unable to quickly adapt our development processes to release innovative products or systems, our business could be negatively impacted.

If we are unable to respond to regulatory or industry standards effectively, or if we are unable to develop and integrate new technologies effectively, our growth and the development of our products and services could be delayed or limited.  Our success is heavily dependent on our ability to develop new products and systems that are attractive not only to our customers, namely slot machine and table operators, other gaming enterprises and lottery authorities, but also to their customers, the end players. The demands of our customers and the tastes of their customers are continuously changing. Therefore, our future success depends upon our ability to continue to design and market technologically sophisticated products that meet our customers’ needs, including ease of use and adaptability but that are also unique and entertaining such that they achieve high levels of player appeal and sustainability as well. The success of our business will depend on our ability to develop and integrate new technologies effectively and address the increasingly sophisticated technological needs of our customers in a timely and cost-effective manner.

Our future success and our ability to remain competitive will depend in part on our ability to enhance and improve the responsiveness, functionality and features of our products and services in accordance with regulatory or industry standards in a timely and cost-effective manner. If we are unable to influence these standards or respond to such standards effectively, our growth and the development of certain products and services could be delayed or limited.

Because our revenue growth is partially dependent on the earning power and life span of our games and newer game themes tend to have a shorter life span than more traditional game themes, we face pressure to design and deploy new and successful game themes to maintain our revenue stream and remain competitive. While we feel we have been successful at developing new and innovative products, our ability to do so could be adversely affected by:

•	A decline in the popularity of our gaming and lottery products with players;

•	A decision by our customers or the gaming and industry in general to cut back on purchases of new games or systems in anticipation of newer technologies;

•
An inability to introduce new games, services or casino management and lottery systems on schedule as a result of delays in connection with regulatory product approval in the applicable jurisdictions, or otherwise;

•	An increase in the popularity of competitors' games and systems; and

•	A decline in consumer acceptance of our newest innovations.

We cannot assure that we will be successful in responding to these technological and industry challenges in a timely and cost-effective manner. If we are unable to develop or integrate new technologies effectively or to respond to these changing needs, our margins could decrease and our release of new products and services and our deployment of new technology could be adversely affected.

We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to maintain our operations or grow effectively.

We are highly dependent on certain key members of our executive management team and technical staff, including, in particular, Harmen Brenninkmeijer, our Chief Executive Officer. We depend on the experience of our key personnel to execute our business strategy. Accordingly, the retention of key members of our executive management team and technical staff is particularly important to our future success. The departure or other loss of any such member of our executive management team or technical staff could harm our ability to effectively market our products. In addition, if we cannot find suitable replacements for such persons in a timely manner, it could have a material adverse effect on our business. We have entered into an employment agreement with Mr. Harmen Brenninkmeijer which expires on December 31, 2013, unless renewed.

Our success also will depend in large part on our ability to continue to attract, retain and motivate qualified highly skilled scientific and technical personnel. Competition for certain employees, particularly development engineers, is intense. We may be unable to continue to attract and retain sufficient numbers of highly skilled employees. If we are unable to attract and retain additional qualified and highly skilled employees, our business, financial condition and results of operations may be adversely affected.

Our success will depend on the continued reliability and performance of third-party manufacturers and suppliers for whom we distribute. Loss of a material supplier could have a material adverse effect on our ability to perform effectively under some contracts and service our customer base effectively.

We currently are a distributor of third-party gaming machines. Historically, the majority of our revenues have come from these sales, the majority of which has been sourced through a single manufacturer, AGI, during 2007 and 2008.  In addition, we are materially dependent on a limited number of third parties to produce systems or assemblies necessary for us to produce our products. While we strive to have alternate suppliers provide us with many of our products, a loss of one or more of such suppliers could have a material adverse effect on our ability to operate effectively. An inability to contract with third-party manufacturers and suppliers to provide a sufficient supply of quality products on acceptable terms and on a timely basis could negatively impact our relationships with existing customers and cause us to lose revenue-generating opportunities with current and potential customers. Additionally, if we are unable to replace any of these manufacturers or suppliers promptly and on terms that are equal or not significantly less favorable, this could have a material adverse effect on our business and financial condition.

We could experience manufacturing interruptions, delays, or inefficiencies of our hardware products if we are unable to timely replace short-term supplier agreements or supplier agreements terminated on short-term notice.

Generally, we maintain short-term supplier agreements and supplier agreements that can be terminated on short-term notice. If the supply of a critical hardware product or component is delayed or curtailed due to a cancellation or termination of one of our supplier agreements, we may not be able to ship the related product in desired quantities and in a timely manner. We believe that there are enough alternative suppliers that a cancellation of one of our supplier agreements will not have a material adverse effect on our operations.  However, even where multiple sources of supply are available, qualification of the alternative suppliers, and establishment of reliable supplies, could result in delays and a possible loss of sales, which could harm operating results.

We are dependent on certain major customers, and the loss of one of these customers would significantly affect our business and financial results.

Our business to date has been dependent on major contracts from a limited number of customers. Gaming, systems and lottery contracts are generally several years in length but may have varying durations. Some contracts contain cancellation clauses enabling either party to cancel the contract. In addition, after a contract period expires, the customer generally can re-open the contract for competitive bidding. If we fail to obtain additional contracts or if we lose any existing contracts due to cancellation or a competitive bidding situation, we may fail to realize a significant portion of revenues, which would adversely affect our business and financial results.

Customers may fail to pay us, negatively impacting our financial position. We are especially susceptible to this risk in the emerging markets in which we operate.

Customer financing is becoming an increasingly prevalent component of the sales process and therefore increases business risk of non-payment, especially in emerging markets. We maintain material accounts receivable balances with customers that, if we fail to collect on, could have a significant impact on our liquidity. These customer financing arrangements also delay our receipt of cash and can negatively impact our ability to enforce our rights upon default. In addition, if the national currency in markets in which we do business suffers significant depreciation, our customers may be unable to pay us, or we may receive significantly less than the amount owed to us.

If our products or technologies contain defects, our reputation could be harmed and our results of operations may be adversely affected.

Our products are highly complex and sophisticated and, from time to time, may contain design defects that are difficult to detect and correct. There can be no assurance that errors will not be found in new products after commencement of commercial shipments or, if discovered, that we will be able to correct such errors in a timely manner or at all. The occurrence of errors and failures in our products could result in loss of or delay in market acceptance of our products and correcting such errors and failures in our products could require us to expend significant amounts of capital. Our products are integrated into our customers’ networks and equipment and any defects could result in financial losses for our customers. The sale and support of these products may entail the risk of product liability or warranty claims based on damage to such networks and equipment. In addition, the failure of our products to perform to customer expectations could give rise to warranty claims. The consequences of such errors, failures and claims could have a material adverse effect on our business, results of operations and financial condition.

If customers in our industry reject the use of our technology or if our strategic decisions are not in sync with needs of our customers, the deployment of our technology may be delayed, and we may be unable to achieve revenue growth.

Customers in the gaming and lottery industries may delay or reject initiatives that relate to the deployment of our technology in various markets. Such a development would make the achievement of our business objectives in the affected markets difficult or impossible.

Our intellectual property protections may be insufficient to properly safeguard our technology. Expenses incurred with respect to monitoring, protecting and defending our intellectual property rights could adversely affect our business.

Effective protection of intellectual property rights may be unavailable or limited. To protect our intellectual property investments, we rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements.

Monitoring infringement and misappropriation of intellectual property can be difficult and expensive and we may not be able to detect infringement or misappropriation of our proprietary rights. In addition, in the event we detect infringement or misappropriation, we may incur significant litigation expenses protecting our intellectual property, which would reduce our ability to fund product initiatives. These expenses could have an adverse effect on our future cash flows and results of operations.

The gaming and lottery industries are constantly employing new technologies in both new and existing markets. Regulations that protect intellectual property generally are established on a country-by-country basis. We rely on a combination of patent and other technical security measures to protect our products and continue to apply for patents protecting such technologies. Notwithstanding these safeguards, we cannot assure that the protection of our proprietary rights will be adequate, or that our competitors will not independently develop similar technologies, duplicate our services or design around any of our patents or other intellectual property rights. Unlicensed copying and use of our intellectual property or illegal infringements of such intellectual property rights represent potential losses of revenue to us.

Furthermore, others may independently develop products similar or superior to ours without infringing on our intellectual property rights. It also is possible that others will independently develop the same or similar technologies or otherwise obtain access to the unpatented technologies upon which we rely for future growth and revenues. Failure to meaningfully protect our trade secrets, know-how or other proprietary information could adversely affect our future growth and revenues.

As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, directors, consultants and corporate partners, and we attempt to control access to and distribution of our technologies, documentation and other proprietary information. Despite these procedures, third parties may copy or otherwise obtain and make unauthorized use of our technologies or other proprietary information or independently develop similar technologies or information. The steps that we have taken to prevent misappropriation of our technologies or other proprietary information may not prevent their misappropriation, particularly outside the United States where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States. We also may be subject to claims of moral rights from employees and developers.

We may be subject to claims of intellectual property infringement or invalidity.

As more companies engage in business activities relating to gaming and lottery technologies and develop corresponding intellectual property rights, it is increasingly likely that claims may arise which assert that some of our products or services infringe upon other parties’ intellectual property rights. These claims could subject us to costly litigation, divert management resources and result in the invalidation of our intellectual property rights. If we are found to infringe on the rights of others, we could be required to pay significant damages, cease production of infringing products, terminate our use of infringing technologies, develop non-infringing technologies or purchase a license to use the intellectual property in question from the owner. In these circumstances, continued use of technologies may require that we acquire such licenses to the intellectual property that is the subject of the alleged infringement. We might not be able to obtain these licenses on commercially reasonable terms or at all. Our use of protected technologies may result in liability that threatens our continuing operation.

The gaming and lottery industries are characterized by the rapid development of new technologies, which requires us to continuously introduce new products, as well as to expand into new markets that may be created. Therefore, our success depends in part on our ability to continually adapt our products and systems to incorporate new technologies and to expand into markets that may be created by new technologies. However, to the extent technologies are protected by the intellectual property rights of others, including our competitors, we may be prevented from introducing new products similar to these technologies or expanding into new markets. If the intellectual property rights of others prevent us from taking advantage of innovative technologies, our financial condition, operating results or prospects may be harmed.

Our future growth will depend on intellectual property provided by third parties, and such intellectual property may be subject to infringement claims and other litigation, which could adversely affect our business.

Our suppliers own the patent rights and other intellectual property rights in some of the products that we distribute. We rely on the ability of these suppliers to maintain and successfully enforce our rights to their technology. If our suppliers’ patents and other intellectual property rights are successfully challenged, invalidated or otherwise eliminated or diminished, we may lose the exclusive rights to such technology, and our competitive advantage in the industry could be adversely affected.

We face risks associated with our suppliers’ patent positions, including the potential and sometimes actual need from time to time to engage in significant legal proceedings to enforce their patents, the possibility that the validity or enforceability of patents may be denied and the possibility that third parties will be able to compete against us without infringing patents. In addition, budgetary concerns may cause us and/or our suppliers not to litigate against known infringers of patent rights, or may cause us or our suppliers not to file for patents or pursue patent protection in all jurisdictions where they may have value. If certain governmental entities infringe on our suppliers’ intellectual property rights, they may enjoy sovereign immunity from such claims. Failure to reliably enforce patent rights against infringers may make competition within the industry more difficult.

Our gaming systems, particularly our casino management system networks, may experience losses due to technical difficulties or fraudulent activities.

Our business relies on information technologies, both in-house and at customer and vendor locations. In addition, many of the systems we sell manage private personal information and protect information and locations involved in sensitive industry functions. Our success depends on our ability to avoid, detect, replicate and correct software and hardware errors and fraudulent manipulation of our products and systems. The protective measures that we use in these systems may not prevent security breaches, and failure to prevent security breaches may disrupt business and damage our reputation. A party who is able to circumvent security measures used in these systems could misappropriate sensitive or proprietary information, gain access to sensitive locations or materials, cause interruptions or otherwise damage products and services. To the extent any of our gaming machines or software experience errors or fraudulent manipulation, our customers may replace our products and services with those of our competitors. If unintended parties obtain sensitive data and information or otherwise sabotage our customers, we may receive negative publicity, incur liability to customers or lose the confidence of customers, any of which may cause the termination or modification of our contracts. In addition, the occurrence of errors in, or fraudulent manipulation of, our gaming machines or software may give rise to claims for lost revenues and related litigation by our customers and may subject us to investigation or other action by gaming regulatory authorities including suspension or revocation of our gaming licenses or disciplinary action. Further, our insurance coverage may be insufficient to cover losses and liabilities that may result from such events.

Additionally, in the event of such issues with our gaming machines or software, substantial engineering and marketing resources may be diverted from other areas to rectify the problem. In addition, we may be required to expend significant capital and other resources to protect us against the threat of security breaches or to alleviate problems caused by these breaches. Such protection or remedial measures may not be available at a reasonable price or at all, or may not be entirely effective if commenced.

Network disruptions could affect the performance of our services.

Our operations rely to a significant degree on the efficient and uninterrupted operation of complex technology systems and networks, which in some cases are integrated with those of third parties. Our hosted technology systems are potentially vulnerable to damage or interruption from a variety of sources including fire, earthquake, power loss, telecommunications or computer systems failure, human error, terrorist acts, war or other events. Although we pursue various measures to manage the risks related to network disruptions, there can be no assurances that these measures will be adequate or that the redundancies built into our systems and network operations will work as planned in the event of a disaster. Any outage in a network or system or other unanticipated problem that leads to an interruption or disruption of our service could have a material adverse effect on our operations, sales and operating results.

If our products or technologies currently in development do not achieve commercial success, our future revenue and business prospects could be adversely affected.

While we are pursuing and will continue to pursue product and technological development opportunities, there can be no assurance that such products or technologies will come to fruition or become successful. Furthermore, while a number of those products and technologies are being tested, we cannot provide any definite date by which they will be commercially viable and available, if at all. We may experience operational problems with such products after commercial introduction that could delay or prevent us from generating revenue or operating profits. Future operational problems could increase our costs, delay our plans or adversely affect our reputation or our sales of other products which, in turn, could materially adversely affect our success. We cannot predict which of the many possible future products or technologies currently in development will meet evolving industry standards and consumer demands. We cannot assure you that we will be able to adapt to technological changes or offer products on a timely basis or establish or maintain a competitive position.

Current borrowings, as well as potential future financings, may substantially increase our current indebtedness.

No assurance can be given that we will be able to generate the cash flows necessary to permit us to meet our fixed charges and payment obligations with respect to our debt, including payments pursuant to the AGI Loan. We could be required to incur additional indebtedness to meet these fixed charges and payment obligations. Any increased indebtedness may, among other things:

•	Adversely affect our ability to expand our business, market our products and make investments and capital expenditures;

•	Adversely affect the cost and availability of funds from commercial lenders, debt financing transactions and other sources; and

•	Create competitive disadvantages compared to other companies with lower debt levels.

Any inability to service our fixed charges and payment obligations, or the incurrence of additional debt, would have an adverse effect on our cash flows, results of operations and business generally.

An inability to maintain sufficient liquidity could negatively affect expected levels of operations and new product development.

Future revenue may not be sufficient to meet operating, product development and other cash flow requirements. Sufficient funds to service our debt and maintain new product development efforts and expected levels of operations may not be available, and additional capital, if and when needed by us, may not be available on terms acceptable to us. If we cannot obtain sufficient capital on acceptable terms when needed, we may not be able to carry out our planned product development efforts and level of operations, which could harm our business.

We may not be able to continue operating as a going concern.

In their report in connection with our financial statements as of December 31, 2008, and for the fiscal year then ended, our auditors included an explanatory paragraph stating that, because we had incurred net losses of US$12,297,830 and accumulated a deficit of $27,256,985 as of December 31, 2008, there is substantial doubt about our ability to continue as a going concern.

If our revenues and gross profit do not increase, we will continue to incur significant losses and will not become profitable. Further, even if we are able to raise additional financing for our operational and financing needs, we also intend to expand our business, which will result in increased expenses related to sales and marketing, research and development, cost of revenues and general and administrative costs. We cannot assure you that our revenues will grow at the same pace as our expenses or at all. Additionally, we may encounter unforeseen difficulties and complications that require additional unexpected expenditures. Our losses may increase in future periods, and there can be no assurance that we ever will achieve positive cash flows from operating activities or reach profitability.

Our financial results vary from quarter to quarter, which could negatively impact our business.

Various factors affect our quarterly operating results, some of which are not within our control. These factors include, among others:

•	The financial strength of the gaming industry;

•	Consumers’ willingness to spend money on leisure activities;

•	The timing and introduction of new products and services;

•	The mix of products and services sold;

•	The timing of significant orders from and shipments to customers;

•	Our product and service pricing and discounts;

•	The timing of acquisitions of other companies and businesses or dispositions; and

•	The general economic conditions.

These and other factors are likely to cause our financial results to fluctuate from quarter to quarter. Based on the foregoing, we believe that quarter-to-quarter comparisons of our results of operations may not be meaningful.

Our sales often reflect a limited number of large transactions, which may not recur on an annual basis. Consequently, revenues and operating results can vary substantially from period to period as a result of the timing of revenue recognition. Our business also could be impacted by natural or man-made disasters. We have taken steps to have disaster recovery plans in place, but such an event could have a significant impact on our business.

Certain market risks may affect our business, results of operations and prospects.

In the normal course of our business, we are routinely subjected to a variety of market risks, examples of which include, but are not limited to, interest rate movements, collectability of receivables and recoverability of residual values on leased assets. Further, some of our customers may experience financial difficulties or may otherwise not pay accounts receivable when due, resulting in increased write-offs. Although we do not anticipate any material losses in these risk areas, no assurances can be made that material losses will not be incurred in these areas in the future.

Demand for our products could be adversely affected by changes in player and operator preferences.

As a supplier of gaming machines, we must offer themes and products that appeal to gaming operators and players. If we are unable to anticipate or timely react to any significant changes in player preferences, such as a negative change in the trend of acceptance of our newest systems innovations or jackpot fatigue (declining play levels on smaller jackpots), the demand for our gaming products could decline. Further, our products could suffer a loss of floor space to table games and operators may reduce revenue sharing arrangements, each of which would harm our sales and financial results. In addition, general changes in consumer behavior, such as reduced travel activity and redirection of entertainment dollars to other venues, could result in reduced demand for our products.

We are exposed to currency risk from our operations in various countries.

A substantial portion of our revenues are now, and may continue to be, realized in several currencies. A significant portion of our operating and manufacturing expenses are paid in various currencies other than U.S. dollars. Fluctuations in the exchange rate between these currencies may have a material effect on our results of operations. In particular, we may be adversely affected by a significant weakening of the U.S. dollar against the Euro. If the rates of exchange move in adverse directions, this could reduce our liquidity, profits and ability to reinvest in future development. To date, we have not engaged in any hedging transactions but may engage in such transactions in the future to reduce our exposure to currency fluctuations.

We may need to hire additional employees or contract labor in the future in order to take advantage of new business opportunities arising from increased demand, which could impede our ability to achieve or sustain profitability.

Although there can be no assurance, we believe that the gaming market will demonstrate increased demand in future periods. Our current staffing levels could affect our ability to respond to increased demand for our services. In addition, to meet any increased demand and take advantage of new business opportunities in the future, we may need to increase our workforce through additional employees or contract labor, which would increase our costs. If we experience such an increase in costs, we may not succeed in achieving or sustaining profitability.

Our insurance coverage may be inadequate.

We maintain third-party insurance coverage against various liability risks and risks of property loss. While we believe that these arrangements are an effective way to insure against liability and property damage risks, the potential liabilities associated with those risks or other events could exceed the coverage provided by such arrangements.

Interpretations and policies regarding revenue recognition could cause us to defer recognition of revenue or recognize lower revenue and profits.

As our transactions increase in complexity with the sale of multi-element products and services, negotiation of mutually acceptable terms and conditions can extend the sales cycle and, in certain situations, may require us to defer recognition of revenue. We believe that we are in compliance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”); however these future, more complex, multi-product, multi-year transactions may require additional accounting analysis to account for them accurately, which could lead to unanticipated changes in our current revenue accounting practices and may contain terms affecting the timing of revenue recognition.

New products require regulatory approval and may be subject to complex revenue recognition standards, which could materially affect our financial results.

As we introduce new products and transactions become increasingly complex, additional analysis and judgment is required to account for them and to recognize revenues in accordance with U.S. GAAP. These transactions may include multi-element arrangements and/or software components. As our products and transactions change, applicable accounting principles or regulatory product approval delays could change the timing of revenue recognition and could adversely affect our financial results for any given period.

Our ability to bid on new contracts is dependent upon our ability to fund required up-front capital expenditures through our cash from operations or through financings.

Our contracts generally require significant up-front capital expenditures. Historically, we have funded these up-front costs through cash flows generated from operations and available cash on hand. Our ability to continue to procure new contracts will depend on, among other things, our liquidity level and our ability to obtain additional financing at commercially acceptable terms to finance the initial up-front costs. If we do not have adequate liquidity or are unable to obtain financing for these up-front costs on favorable terms or at all, we may not be able to bid on certain contracts, which could restrict our ability to grow and have a material adverse effect on our results of operations.

Our revenues fluctuate due to seasonal, weather and other variations and you should not rely upon our periodic operating results as indications of future performance.

Our revenues are subject to seasonal and weather variations. Revenues usually reflect a limited number of large transactions, which may not recur on an annual basis. Consequently, revenues and operating results can vary substantially from period to period as a result of the timing of revenue recognition for major equipment sales and software license revenue. Our business could also be impacted by natural or man-made disasters such as Hurricane Katrina or the terrorist attack in New York on September 11, 2001. We have taken steps to have disaster recovery plans in place but there can be no assurance that such an event would not have a significant impact on our business.

We are dependent on the success and growth of our customers.

Our success depends on our customers buying our products to expand their existing operations, replace existing gaming machines or equip a new casino. Any slow down in the replacement cycle or delays in expansions or new openings may negatively impact our operations.

Casino operators in the gaming industry are undergoing a period of consolidation. The result of this trend is that a smaller number of companies control a larger percentage of our current and potential customer base. Because a significant portion of our sales come from repeat customers, to the extent one of our customers is sold to or merges with an entity that utilizes more of one of our competitors’ products and services, or that reduces spending on our products, our business could be negatively impacted. Additionally, to the extent the new owner allocates capital to expenditures other than gaming machines, such as hotel furnishings, restaurants and other improvements, or generally reduces expenditures, our business could be negatively impacted.

A substantial portion of our debt is subject to variable interest rates; rising interest rates could negatively impact our business.

Our borrowings from AGI bear interest at a variable rate. In addition, we may incur other variable rate indebtedness in the future. Carrying indebtedness subject to variable interest rates makes us more vulnerable to economic and industry downturns and reduces our flexibility in responding to changing business and economic conditions. Increases in interest rates on this indebtedness would increase our interest expense, which could adversely affect our cash flows and our ability to service our debt as well as our ability to grow the business.

We have limited financial resources which may be inadequate to meet our future financing needs.

Our business is a capital intensive business, and our financial resources are substantially smaller than the financial resources of our principal competitors. To continue our operations according to our business plan we will require additional equity or debt financing. There can be no assurance that we will be able to obtain the additional financial resources required to successfully compete on favorable commercial terms or at all. Failure to obtain such financing could result in the delay or abandonment of some or all of our plans for development and expansion, which could have a material adverse effect on our operating results and financial condition.

Our international operations subject us to additional risks and regulations, including the Foreign Corrupt Practices Act.

We have international operations in many foreign countries, including in Russia, Colombia and Rwanda. These activities are subject to risks inherent in operating in these countries, including government regulation, licensing requirements, currency restrictions and other restraints, burdensome taxes, risks of expropriation, threats to employees, political instability and terrorist activities, including extortion, and risks of action by U.S. and foreign governmental entities in relation to us. Should such circumstances occur, we might need to curtail, cease or alter our activities in a particular region or country. Our ability to deal with these issues may be affected by applicable U.S. laws and, in particular, potential conflicts between the requirements of U.S. law and the need to protect our employees and assets.

In addition, we are required to comply with the United States Foreign Corrupt Practices Act, which prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the countries in which we operate, including in Russia and Colombia. If our competitors engage in these practices they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we inform our personnel that such practices are illegal, there can be no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

Our prior association with PacificNet could expose us to claims or litigation.

On December 7, 2007, we entered into an agreement with PacificNet, Inc. relating to our becoming an indirect wholly-owned subsidiary of PacificNet. On May 14, 2008, this agreement and all rights and obligations of the parties thereunder were terminated. As a result, we no longer were an indirect subsidiary of PacificNet. We believe that PacificNet recently has experienced a significant downturn in its financial position, and it is possible that its financial difficulties could expose us to claims or litigation, due to our previous relationship with PacificNet. If we are named in any claims or litigation involving PacificNet, we may incur significant expenses defending or litigating such claims. These expenses could have an adverse effect on our future cash flows and results of operations. In addition, our obligations under our agreements with PacificNet are unclear and open to interpretation, which could lead to litigation if we and PacificNet differ on the interpretation of certain terms in the agreements.

We became public by means of a “reverse merger” transaction, and, as a result, we are subject to the risks associated with the prior activities of the public company.

Additional risks may exist because we became public through a “reverse merger” transaction which was effected through the Share Exchange. Prior to the Share Exchange on October 30, 2008, House Fly Rentals, Inc., our predecessor, was a development stage company with nominal assets and operations. We may require the cooperation or assistance of persons or organizations, such as auditors, previously associated with House Fly in connection with future matters that could be costly or difficult to secure. Although we performed a due diligence review of House Fly, we still may be exposed to undisclosed liabilities resulting from its prior operations and we could incur losses, damages or other costs as a result. In connection with the Share Exchange, claims may not be brought against such shareholders after six months from the closing of the Share Exchange. Therefore, any liabilities associated with the prior operations, capitalization or ownership of securities of our company by the shareholders of House Fly may be borne by our current shareholders.

Our business experiences variability in gross margins.

Our business experiences variability in gross margins on contracts due to numerous factors, including, among other things, the following:

•	Delays in project implementation;

•	Failure to achieve add-on sales to existing customers;

•	Changes in governmental regulation;

•	Changes in user specifications;

•	Level of commodity versus proprietary components applicable to customer system specifications;

•	Whether contracts have been extended or renewed and the amount of remuneration associated with such extensions or renewals;

•	Price competition in competitive bids, contract renewals and contract extensions;

•	Variations in costs of materials and manufacturing;

•	Variations in levels of efficiency of our workforce in delivering, implementing and servicing contracts;

•	Seasonality of issuance volumes;

•	Sales mix related to adoption of new products compared to sales of current products;

•	Strategic decisions on new business;

•	Depreciation and amortization of capitalized project costs related to new or upgraded programs; and

•
Variability in the extent to which we are able to allocate personnel expenses to capital projects and thereby amortize such costs over the life of the relevant contract, rather than expensing such costs in the quarter in which they are incurred.

As a result of the occurrence of one or more of the foregoing, we can expect that there will be fluctuations in our future operating results.

Unfavorable political developments, weak foreign economies, and other foreign risks may negatively impact our financial condition and results of operations.

Our business is dependent on international markets for the majority of our revenues. We expect that receivables with respect to sales outside of the United States will continue to account for a large portion of our total revenues. As a result, our business in these markets is subject to a variety of risks, including:

•	Social, political and economic instability;

•	Additional costs of compliance;

•	Tariffs and other trade barriers;

•	Recessions in foreign economies;

•	Expropriation, nationalization and limitation on repatriation of earnings;

•	Fluctuations in foreign exchange rates;

•	Adverse changes in the creditworthiness of parties with whom we have significant receivables;

•	Reduced protection of intellectual property rights in some countries;

•	Longer receivables collection periods and greater difficulty in collecting accounts receivable;

•	Difficulties in managing foreign operations;

•	Unexpected changes in regulatory requirements;

•	Ability to finance foreign operations;

•	Changes in consumer tastes and trends; and

•	Acts of war or terrorism.

Any of these international developments, or others, could adversely affect our financial condition and results of operations.

Future acquisitions could prove difficult to integrate, disrupt our business, dilute shareholder value and strain our resources.

As part of our business strategy, we intend to acquire businesses, services and technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities, provide us with valuable customer contacts or otherwise offer growth opportunities. If we fail to achieve the anticipated benefits of any acquisitions we complete, our business, operating results, financial condition and prospects may be impaired. Acquisitions and investments involve numerous risks, including:

•	Difficulties in integrating operations, technologies, services, accounting and personnel;

•	Difficulties in supporting and transitioning customers of our acquired companies to our technology platforms and business processes;

•	Diversion of financial and management resources from existing operations;

•	Difficulties in obtaining regulatory approval for technologies and products of acquired companies;

•	Potential loss of key employees;

•	Dilution of our existing shareholders if we finance acquisitions by issuing convertible debt or equity securities, which dilution could adversely affect the market price of our stock;

•	Inability to generate sufficient revenues to offset acquisition or investment costs; and

•	Potential write-offs of acquired assets.

Acquisitions also frequently result in recording of goodwill and other intangible assets, which are subject to potential impairments in the future that could harm our operating results. It also is possible that at some point in the future we may decide to enter new markets, thus subjecting ourselves to new risks associated with those markets.

It may be difficult for you to enforce a U.S. judgment against us, our executive officers and our directors, or to assert U.S. securities laws claims in the United Kingdom or in other countries in which we operate or to serve process on our executive officers and directors.

All of our executive officers and directors are located outside the United States, and all of our assets and the assets of these persons are located outside the United States. Therefore, a judgment obtained against us or any of them in the United States, including one based on the civil liability provisions of the U.S. federal securities laws may not be collectible in the United States and may not be enforced by a court in the United Kingdom or in other countries in which we operate. Further, if a foreign judgment is enforced by a court in the United Kingdom or in other countries in which we operate, it generally will be payable in a non-U.S. currency. It also may be difficult for you to assert U.S. securities law claims in original actions instituted in the United Kingdom or in other countries in which we operate.

Risks Related to Our Industry

The gaming industry is heavily regulated, and the introduction of new regulation or changes in existing regulation by gaming authorities may adversely impact our ability to operate in our existing markets or expand our business.

The manufacture and distribution of gaming machines and the development of systems for various jurisdictions are subject to extensive federal, state and local regulation by various gaming authorities. Our ability to continue to operate in certain jurisdictions or our ability to expand into new jurisdictions could be adversely affected by:

•	Delays in adopting legislation to permit or expand gaming in new and existing jurisdictions;

•	Unfavorable public referendums, such as referendums to increase taxes on gaming revenues;

•	Unfavorable legislation affecting or directed at manufacturers, distributors or gaming operators;

•	Adverse changes in or findings of non-compliance with applicable governmental gaming regulations;

•	Unfavorable determinations or challenges to suitability by gaming regulatory authorities with respect to our officers, directors, major shareholders or key personnel; and

•	The adoption of new laws and regulations, or the repeal or amendment of existing laws and regulations.

To our knowledge, we and our key personnel have obtained, or applied for, all government licenses, registrations, findings of suitability, permits and approvals necessary to conduct our activities in the various jurisdictions in which we operate. However, there can be no assurance that licenses, registrations, findings of suitability, permits or approvals will be renewed in the future, or that new forms of approval necessary to operate in emerging or existing markets will be granted.

Government regulations and other actions affecting the lottery industry could have a negative effect on our business, results of operations or prospects.

In many jurisdictions where we currently operate or seek to do business, lotteries are not permitted unless expressly authorized by law. The successful implementation of our growth strategy and our business could be materially adversely affected if jurisdictions that do not currently authorize lotteries do not approve lotteries or if those jurisdictions that currently authorize lotteries do not continue to permit such activities.

Once authorized, the ongoing operations of lotteries and lottery operators are typically subject to extensive and evolving regulation. Lottery authorities generally conduct an intensive investigation of the winning vendor and its employees prior to and after the award of a lottery contract. Lottery authorities with which we do business may require the removal of any of our employees deemed to be unsuitable and are generally empowered to disqualify us from receiving a lottery contract or operating a lottery system as a result of any such investigation. Some jurisdictions also require extensive personal and financial disclosure and background checks from persons and entities beneficially owning a specified percentage (typically five percent or more) of our securities. The failure of these beneficial owners to submit to such background checks and provide required disclosure could jeopardize the award of a lottery contract to us or provide grounds for termination of an existing lottery contract. Additional restrictions are often imposed by international jurisdictions upon foreign corporations, such as us, seeking to do business there.

Further, there have been, are currently, and may in the future continue to be, investigations of various types, conducted by governmental authorities into possible improprieties and wrongdoing in connection with efforts to obtain and/or the awarding of lottery contracts and related matters. In light of the fact that such investigations frequently are conducted in secret, we may not necessarily know of the existence of an investigation in which we might be involved. Because our reputation for integrity is an important factor in our business dealings with lottery and other governmental agencies, a governmental allegation or a finding of improper conduct by or attributable to us in any manner or the prolonged investigation of these matters by governmental or regulatory authorities could have a material adverse effect on our results of operations, business or prospects, including our ability to retain existing contracts or to obtain new or renewal contracts. In addition, adverse publicity resulting from any such proceedings could have a material adverse effect on our reputation and business.

Finally, sales generated by lottery games are dependent upon decisions over which we have no control made by lottery authorities with respect to the operation of these games, such as matters relating to the marketing and prize payout features of online lottery games. Because we are typically compensated in whole or in part based on a jurisdiction’s gross lottery sales, lower than anticipated sales due to these factors could have a material adverse effect on our revenues.

If we are unable to obtain GLI certification for a significant number or our games it may be difficult for us to market and sell our games in many of the countries in which we do business.

Once a gaming product has GLI certification, then, in any jurisdiction that has accredited GLI as a standard-setting body, regulatory approval of that gaming product is automatic. If our games are not certified by GLI, it may be difficult for us to market and sell them in jurisdictions in which GLI certification is either required or desirable.

Slow growth in the number of new casinos or the rate of replacement of existing gaming machines could limit or reduce our future profits.

Demand for our products is driven substantially by the replacement of existing gaming machines, the establishment of new gaming jurisdictions and the addition of new casinos or expansion of existing casinos within existing gaming jurisdictions. The establishment or expansion of gaming in any jurisdiction typically requires a public referendum or other legislative action. As a result, gaming continues to be the subject of public debate and there are numerous active organizations that oppose gaming. Opposition to gaming could result in restrictions on or even prohibitions of gaming operations in any jurisdiction.

Gaming opponents persist in their efforts to curtail the expansion of legalized gaming, which, if successful, could limit our existing operations.

Legalized gaming is subject to opposition from gaming opponents. There can be no assurance that this opposition will not succeed in preventing the legalization of gaming in jurisdictions where these activities are presently prohibited or prohibiting or limiting the expansion of gaming where it is currently permitted, in either case to the detriment of our business, financial condition, results and prospects.

Consumer spending on leisure activities is affected by changes in the economy and consumer tastes, as well as other factors that are difficult to predict and beyond our control.

We cannot ensure that demand for our products or services will remain constant. Consumers' willingness to spend money on leisure activities such as gaming is affected by changes in the economy and consumer tastes, both of which are both difficult to predict and beyond our control. Continued adverse developments affecting economies throughout the world, including a general tightening of the availability of credit, increasing interest rates, increasing energy costs, acts of war or terrorism, natural disasters, declining consumer confidence or significant declines in the stock market could lead to a further reduction in discretionary spending on leisure activities adversely affecting our business.

As a result of the many regulations imposed by various regulatory authorities on businesses involved in the gaming industry, there may be a limited number of potential candidates to acquire our business.

The manufacture and distribution of gaming machines and the development of systems for various jurisdictions are subject to extensive regulation, including, in some cases, requirements of suitability by gaming regulatory authorities with respect to major shareholders. As a result of these regulations, we may be unable to consummate the sale of our business to interested takeover candidates, simply because these individuals or entities are unable to comply with certain applicable regulations in the jurisdictions in which we conduct business. Therefore, even if a sale of our business is in the best interest of our shareholders, we may either be unable to complete such sale or we may be required to accept a lower price from a party who is able to complete the acquisition because it complies with the applicable regulations.

Risks Related to our Common Stock

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on your investment may be limited to the value of our Common Stock.

We never have paid cash dividends on our Common Stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our Common Stock will depend on our earnings, financial condition and other business and economic factors that the board of directors may consider relevant. If we do not pay dividends, our Common Stock may be less valuable, because a return on your investment only will occur if our stock price appreciates.

Our Common Stock may be affected by limited trading volume and price fluctuations, each of which could adversely impact the value of our common stock.

Our Common Stock is listed on the Over the Counter Bulletin Board, and has had limited trading, prior to the date of this annual report, and there can be no assurance that an active trading market in our Common Stock will be maintained. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our Common Stock to fluctuate substantially. These fluctuations also may cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time.

Because our Common Stock could in the future be deemed a “penny stock,” it might become more difficult for investors to sell shares of our Common Stock, and the market price of our Common Stock could be adversely affected.

Our Common Stock could, in the future, be deemed to be a “penny stock,” if, among other things, the stock price is below US$5.00 per share, the stock is not listed on a national securities exchange and the stock has not met certain net tangible asset or average revenue requirements. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the Securities and Exchange Commission. A broker must obtain the purchaser’s written agreement to the purchase and must also give the purchaser bid and offer quotations and information regarding broker and salesperson compensation and a written determination that the penny stock is a suitable investment for the purchaser. Broker-dealers also must provide to customers that hold penny stocks in their accounts a monthly statement containing price and market information relating to the penny stock. If a penny stock is sold to an investor in violation of the penny stock rules, the investor may be able to cancel its purchase and obtain a full refund of money paid.

If they become applicable, the penny stock rules may make it difficult for investors to sell their shares of our Common Stock. Because of the rules and restrictions applicable to a penny stock, there is less trading in penny stocks, and the market price of our Common Stock may be adversely affected in the event that these rules and restrictions become applicable to us. Also, many brokers choose not to participate in penny stock transactions. Accordingly, investors may not always be able to resell their shares of our Common Stock publicly at times and prices that they feel are appropriate.

If PacificNet exercises its option to purchase additional shares of our Common Stock, our other shareholders could be diluted.

As part of a settlement agreement with PacificNet, relating to the termination of PacficNet’s acquisition of us, we granted PacificNet the one-time right and option to purchase up to a number of shares that would cause its ownership of our Common Stock as of the date of exercise of the option to equal 5% of our outstanding equity subject to dilution as a result of our issuance of Common Stock to AGI, provided that such option is exercised prior to May 14, 2009.

If it is determined that PacificNet is able to exercise this option and chooses to do so, it could dilute our current and future shareholders or otherwise impact our financial condition.

The price of our Common Stock may be volatile, and our Common Stock may trade at prices below the offering price

We anticipate that the market price of our Common Stock will be subject to wide fluctuations in response to several factors from time to time, including:

•	the evolving demand for our services;

•	our ability or inability to arrange for financing;

•	our ability to manage expenses;

•	changes in our pricing policies or our competitors;

•	global economic and political conditions;

•	investors’ perceptions of our prospects;

•	investors’ perceptions of the prospects of the gaming industry and, more broadly, the entertainment industry;

•	differences between our actual financial and operating results and those expected by investors and analysts;

•	changes in analysts’ recommendations or projections;

•	fluctuations in quarterly operating results;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, or divestitures;

•	changes or trends in our industry, including price volatility, trading volumes, competitive or regulatory changes, or changes in the gaming business;

•	adverse resolution of new litigation against us;

•	seasonality;

•	additions or departures of key personnel; and

•	broad market fluctuations.

In particular, announcements of potentially adverse developments, such as proposed regulatory changes, new government investigations, or the commencement or threat of litigation against us, as well as announced changes in our business plans or those of our competitors, could adversely affect the trading price of our Common Stock, regardless of the likely outcome of those developments. Broad market and industry factors may adversely affect the market price of our Common Stock, regardless of our actual operating performance. Our stock price also may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations may adversely affect the market price of our Common Stock. As a result, our Common Stock may trade at prices significantly below the offering price. Declines in the price of our Common Stock may adversely affect our ability to recruit and retain key employees, including key professional employees.

If the shareholders whose shares of Common Stock are included in a currently pending registration statement became able to, and sell a large number of shares all at once or in blocks, the market price of our shares would most likely decline.

The market price of our Common Stock may fluctuate in the future, and future sales of shares of our Common Stock, could adversely affect the market price of our Common Stock. Shareholders could be diluted by such future sales and be further diluted upon the conversion or exercise of debentures or warrants into our Common Stock.

While none of our shares of Common Stock are currently registered pursuant to an effective registration statement, on January 22, 2009, the Company filed a post-effective amendment on Form S-1 with the SEC in order to resume the effectiveness of the registration statement filed on October 15, 2007 on Form SB-2 with the SEC.  If and when this registration statement becomes effective again, the selling shareholders named in the prospectus that is a part of the registration statement will be able to sell their aggregate 747,414 shares of Common Stock.  The offer or sale of a large number of these shares at any price may cause the market price to fall. If the selling shareholders sell a large number of shares, the market price of our Common Stock could decline significantly. Moreover, the perception in the public market that these shareholders might sell shares could depress the market price of Common Stock.

We may issue shares of our capital stock or debt securities in the future, which would reduce the equity interest of our security holders and may cause a change in control of our ownership.

Our articles of incorporation authorize the issuance of up to 150,000,000 shares of Common Stock. The issuance of additional shares of our Common Stock:

•
may cause a change in control if a substantial number of our shares of Common Stock are issued, which may affect, among other things, our ability to use our net operating loss carry-forwards, if any, and may result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our Common Stock, to the extent a trading market was to develop in the future.

Similarly, an issuance of additional debt securities may cause:

•	default and foreclosure on our assets if our operating revenues are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

Provisions contained in our Articles of Incorporation may deter a non-negotiated change of control.

Our Articles of Incorporation currently contain provisions which could be an impediment to a non-negotiated change in control, namely, an ability, without shareholder approval, to issue up to 10,000,000 shares of preferred stock with rights and preferences determined by the board of directors. If we should take this action, it could impede a non-negotiated change in control and thereby prevent shareholders from obtaining a premium for their common stock.

Item 1B.  Unresolved Staff Comments

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Properties.

Whenever the terms “our,” “we” and the “Company” are used in this section, they refer to one or more of the following: Octavian Global, Octavian International and all other direct and indirect subsidiaries of Octavian International identified in this annual report.

We expect our current properties will be adequate for our near-term business needs. See Note 16, “Commitments and Contingencies,” to the Consolidated Financial Statements included in this annual report for more information about our lease commitments. Our business segments, as reported in our consolidated financial statements, utilize all of our facilities.

We lease our principal office spaces located at 1-3 Bury Street, Guildford, Surrey, United Kingdom. On May 1, 2008, we renegotiated our Lease Agreement with Bury House Properties Ltd. regarding the lease of our principal office spaces, encompassing a total of 3,331 square feet, pursuant to which we were obligated to pay monthly rent in the amount of British pounds 8,740 (US$16,493.25 based on the Average Exchange Rate for the period between May 1, 2008 and October 31, 2008 of GBP1=US$1.8871) for the period from May 1, 2008 through October 31, 2008 and British pounds 9,005 (US$13,620.96 based on the Average Exchange Rate for the period between November 1, 2008 and December 31, 2008 of GBP1=US$1.5126) for November and December, 2008. We are obligated to pay monthly rent in the amount of British pounds 9,005 (US$13,214 based on the March 25, 2009 Exchange Rate of GBP1=US$1.4674) through April 30, 2010.

Our largest facility is located in St. Petersburg, Russia, where we lease a total of 1040 square meters from Aquatoria LLC. Our systems R&D, customer service and support, data center and marketing and administration functions offices are located at this facility. We conduct worldwide operations from this location. Our lease agreement for this location provided for payment of 930,334 Russian Rubles per month (US$28,012 based on the March 25, 2009 Exchange Rate of RUB1=US$0.03011) and expired on December 31, 2008. We have renewed the lease for an additional year with monthly rental payments of 995,457 Russian Rubles (US$34,263.63 based on the January 8, 2009 Exchange Rate of RUB1 = US$0.03442).

Our second largest facility also is located in St. Petersburg, Russia, where we lease a total of 640 square meters from Vektor LLC. Our games development and production offices are located at this facility. Our lease agreement for this location provides for payment of 464,612 Russian rubles per month (US$13,989 based on the March 25, 2009 Exchange Rate of RUB1=US$0.03011) and expires on September 10, 2009.

Each of our facilities in Bogotá, Colombia and Buenos Aires, Argentina contains a data center that services worldwide operations and sales, technical support and administrative functions. We also lease approximately 400 square meters of bonded warehouse space in Bogotá. Additionally, we lease sales space in Moscow, Russia, in Kiev, Ukraine and in Rwanda.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On November 27 2008, stockholders of at least a majority of the issued and outstanding shares of our Common Stock (the “Voting Shareholders”) approved amending and restating the articles of incorporation of the Company in order to: (i)  increase the total number of shares of our authorized capital stock to 160,000,000 from 75,000,000; (ii) increase the number of shares of our Common Stock to 150,000,000 shares; (iii) create of a new class of blank check preferred stock, par value $0.001 per share, consisting of 10,000,000 authorized shares; and (iv) set certain standard limitation of liability and indemnification provisions relating to our officers, directors and employees, as permitted pursuant to the Nevada Revised Statutes.  The Voting Shareholders also approved a reverse split of our shares of Common Stock at a rate of one share for each 5.0174 shares of Common Stock issued and outstanding.    All information relating to this vote of our security holders is set forth in the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2008 and is incorporated herein by reference (File No. 333-146705).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

Our Common Stock is quoted for trading on the OTC Bulletin Board under the symbol “OCTV”. It began being quoted on February 13, 2008 under the symbol “HSLY”, the symbol was changed to “OVGT” on November 14, 2008 and then changed to the current symbol on January 7, 2009. Our Common Stock has had minimal trading.

The following table contains information about the range of high and low bid prices for our Common Stock for each quarterly period indicated, since the inception of quotation on the OTC Bulletin Board on February 13, 2008, based upon reports of transactions on the OTC Bulletin Board. The high and the low bid prices for our common shares for each quarter, during the period from the date our common shares were first listed on the OTC Bulletin Board through December 31, 2008, are not available from the OTC Bulletin Board. In order for the OTC Bulletin Board to report the high and low bid prices for a particular security, there must be three market makers for that security. During the period from the date our common shares were first listed on the OTC Bulletin Board through December 31, 2008, there were not three market makers for our Common Stock. As such, the OTC Bulletin Board has not reported the high or low bid prices for our common shares during that period.

Fiscal Quarter End	Low Bid		High Bid
February 13, 2008 to March 31, 2008	$	N/A	$	N/A
June 30, 2008	$	N/A	$	N/A
September 30, 2008	$	N/A	$	N/A
December 31, 2008	$	N/A	$	N/A

Holders of Our Common Stock

As of March 30, 2009, we have 43 stockholders of record.

Options and Warrants

The Company has outstanding warrants to purchase an aggregate of up to 7,249,864 shares of our Common Stock. Of this amount (i) Ziria Enterprises Limited, a company controlled by Harmen Brenninkmeijer, our Chief Executive Officer and Chairman, holds a seven-year warrant to purchase up to 1,647,500 shares of our Common Stock at an exercise price of US$3.10 per share; (ii) AGI holds a seven-year warrant to purchase up to 1,073,333 shares of our Common Stock at an exercise price of US$3.10 per share; (iii) investors in the Private Placement hold warrants to purchase up to an aggregate of 4,193,548 shares of our Common Stock, 50% of which have a term of five years and an exercise price of US$3.10 per share and the other 50% of which have a term of seven years and an exercise price of US$4.65 per share; and (iv) designees of the finders in the Private Placement hold five-year warrants to purchase up to an aggregate of 335,483 shares of our Common Stock at an exercise price of US$3.10 per share.

Rule 144 Shares

Under SEC Rule 144, shareholders who are non-affiliates of a publicly-reporting company that never was a “shell company” under SEC rules may be able to sell their shares of common stock of the company under Rule 144 within six months after acquiring such shares, without any restrictions, other than such company continuing to remain current in the filing of its periodic reports with the SEC for an additional six months. Affiliates of that company also would be able to sell their shares under Rule 144, but would be subject to volume and trading limitations. Shareholders who purchase securities in a company that is or ever was a shell company or received  their shares in a “reverse merger” with a shell company, which would apply to shareholders of the Company who held shares prior to the Share Exchange or who acquired shares in the Share Exchange and/or the Private Placement, are subject to a modified holding period. In this case, the holding period continues until the longer of (i) six months from the date of acquiring the securities and (ii) November 5, 2009 (the date which is one year following the date that the Company filed a current report on Form 8-K reporting that it ceased to be a “shell company.” In addition, if a company ever was a shell company, in order to utilize Rule 144 to effect a sale, the Company must have completed all its periodic report filings with the SEC during the 12-month period preceding such proposed sale. Therefore, the earliest that any shares of our Common Stock will become transferable pursuant to Rule 144 is November 5, 2009, provided that we have filed all of our periodic reports for the twelve-month period immediately prior to such date. Shares held by affiliates of the Company still will be subject to the volume and trading limitations of Rule 144, which will generally limit their sale to one percent of the number of shares of the Company’s Common Stock then outstanding, during any three-month period.

Preferred Stock

Our Amended and Restated Articles of Incorporation authorizes the issuance of up to 10,000,000 shares of blank check preferred stock, par value $.001 per share (the “Preferred Stock”).  The Company has not yet issued any of its Preferred Stock.

Dividends and Dividend Policy

We have never paid any cash dividends on our Common Stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain earnings, if any, to fund operations, and the development and growth of our business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company’s financial condition, results from operations, capital requirements, applicable contractual restrictions, restrictions in the organizational documents and any other factors that the Board of Directors deems relevant.

Registration Rights

Investors who participated in the Private Placement were granted piggyback registration rights. Under these rights, investors in the Private Placement have the right to include their shares in any registration that we effect under the Securities Act, subject to customer underwriter cutbacks. The underwriters of any underwritten offering have the right to limit on a pro rata basis the number of shares registered by these holders. We must pay all expenses, except for underwriters’ discounts and commissions, incurred in connection with these piggyback registration rights.

Pending Registration

On January 22, 2009, the Company filed a post-effective amendment on Form S-1 with the SEC in order to resume the effectiveness of the registration statement filed on October 15, 2007 on Form SB-2 with the SEC.  If and when this registration statement resumes its effectiveness, the selling shareholders under the prospectus included in the registration statement will be able to sell their aggregate 747,414 shares of Common Stock.

Recent Sales of Unregistered Securities

Pursuant to the Private Placement closed concurrently with the Share Exchange, on October 30, 2008, the Company issued (i) Debentures in an aggregate principal amount of US$14,285,700; (ii) Warrants to investors in the Private Placement to purchase up to an aggregate of 4,193,548 shares of our Common Stock; and (iii) 4,624,327 shares of our Common Stock. The Company raised gross proceeds of US$13 million in the Private Placement. The Share Exchange and Private Placement were discussed in greater detail in the Form 8-K that we filed on November 5, 2008. This offer and sale of securities was made in reliance upon the exemption from registration provided by Regulation S of the Securities Act, Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.

The Company also issued to certain designees of the finders 5-year warrants to purchase up to an aggregate of 335,484 shares of our Common Stock at an exercise price of US$3.10 per share. These warrants are on the same terms and include the same provisions as those issued to investors in the Private Placement.

The Company has also made the following issuances of unregistered securities during the past three years:

House Fly

On May 1, 2007, the Company issued 3,000,000 shares of our Common Stock at a price of US$0.005 per share, an aggregate of US$15,000, to Mr. McCall. These shares of Common Stock were repurchased by the Company concurrent with the Share Exchange. The offer and sale of securities was made in reliance upon the exemption from registration provided by Regulation S of the Securities Act, Section 4(2) of the Securities Act.

During July of 2007, the Company raised gross proceeds of US$28,500 through the sale of 2,850,000 shares of our Common Stock at a price of US$0.01 per share. As a result of the Reverse Stock Split, the number of shares were reduced to 568,023 shares of our Common Stock. The offer and sale of securities was made in reliance upon the exemption from registration provided by Regulation S of the Securities Act, Section 4(2) of the Securities Act.

During August of 2007, the Company raised gross proceeds of US$9,000 through the sale of 900,000 shares of our Common Stock at a price of US$0.01 per share. As a result of the Reverse Stock Split, the number of shares was reduced to 179,376 shares of our Common Stock. The offer and sale of securities was made in reliance upon the exemption from registration provided by Regulation S of the Securities Act, Section 4(2) of the Securities Act.

Octavian

AGI

Under the terms of certain agreements entered into with AGI, Octavian’s largest supplier of gaming supplies, on October 30, 2008, prior to the closing of the Share Exchange, AGI converted €4 million (US$5,114,000 based on the October 30, 2008 Exchange Rate of €1=US$1.2785) of accounts payable to it by Octavian into 652 Ordinary Shares of Octavian, representing 35 percent of the outstanding share capital of Octavian. These 652 Ordinary Shares were exchanged by AGI under the terms of the Share Exchange for 10,770,685 shares of our Common Stock. As a result of the Reverse Stock Split, the number of shares were reduced to 2,146,667 shares of our Common Stock. The offer and sale of securities was made in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act.

Lilac

Lilac Advisors, LLC (“Lilac”) performed consulting services for Octavian in connection with the Share Exchange and Private Placement for which Octavian issued 149 Ordinary Shares of Octavian International in consideration for such services, which were exchanged for 2,470,232 shares of our Common Stock. As a result of the Reverse Stock Split, the number of shares were reduced to 492,333 shares of our Common Stock. The offer and sale of securities was made in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act.

PacificNet

Pursuant to the PacificNet Termination Agreement,, Octavian agreed to issue to PacificNet or its nominee an amount of shares of capital stock of Octavian equal to five percent (5%) of the outstanding shares of Octavian. On October 30, 2008, prior to the closing of the Share Exchange, Octavian issued PacificNet 61 Ordinary Shares of Octavian on in satisfaction of this provision. These 61 Ordinary Shares were exchanged by PacificNet under the terms of the Share Exchange for 1,000,135 shares of our Common Stock. As a result of the Reverse Stock Split, the number of shares were reduced to 199,333 shares of our Common Stock. The offer and sale of securities was made in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act.

Issuer Purchases of Equity Securities

On October 30, 2008, the Company entered into the Repurchase Agreement with Mr. McCall, pursuant to which the Company repurchased from Mr. McCall an aggregate of 3,000,000 pre-Reverse Split shares of our Common Stock, which represented 44.4% of the Company’s shares of Common Stock then issued and outstanding, for an aggregate purchase price of US$300,000.

Item 6.  Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Whenever the terms “our,” “we” and the “Company” are used in this section, they refer to one or more of the following: Octavian Global, Octavian International and all other direct and indirect subsidiaries of Octavian International identified in this annual report. The following discussion and analysis is intended to enhance the reader’s understanding of our operation and current business environment. This information should be read in conjunction with our Business Description and Financial Statements and the notes thereto contained herein. Except for the historical information contained herein, the following discussion contains forward-looking statements and involves numerous risks and uncertainties (see “Special Note Regarding Forward-Looking Statements”). These risks and uncertainties include dependence on business from foreign customers sometimes in politically unstable regions, political and governmental decisions about the gaming industry, fluctuations in period-to-period operating results, and other factors discussed in the Risk Factors  contained in this annual report. Actual results may differ materially from those contained in any forward-looking statements. Factors that could cause or contribute to such differences include risks detailed the section entitled “Risk Factors” and elsewhere in this annual report. For purposes of this sections, references to “Octavian” refer to Octavian Global, Octavian International and all other consolidated subsidiaries.

OVERVIEW

Octavian is a leading global provider of a full end-to-end suite of gaming systems and products. We are an independent provider of networked CMS, leading edge games, AWPs, lotteries and other advanced gaming products and services in over 30 countries.

Our primary focus is to establish long lasting relationships with customers by providing a full end-to-end suite of innovative gaming solutions. Delivered through our core businesses: OctaSystems, OctaGames, OctaSupplies and OctaLotto, Octavian provides comprehensive solutions and infrastructure systems, which allow both large and small operators to increase efficiency, profitability and control while bringing their customers top-of-the-line, innovative, downloadable and installed games.

We are dedicated to generating financial growth by focusing on the three cornerstones of our business strategy: focusing on casino management systems, establishing participation contracts, and increasing sales of our own products while reducing re-sales of third-party products. Our current research and development efforts are dedicated to developing products that support our business strategy.

We plan to capitalize on new market opportunities to accelerate growth. Some of these opportunities may come from political action as governments look to introduce and regulate gaming to increase tax revenues in support of public programs. We seek to continue to expand our footprint globally, especially in emerging markets in Latin America and Africa. We consider strategic business combinations, investments and alliances to expand our geographic reach, product lines and customer base.

THE SHARE EXCHANGE AND RELATED TRANSACTIONS

On October 30, 2008:

•	House Fly effected the Repurchase;

•	Octavian International and House Fly consummated the Share Exchange;

•	House Fly effected the Subsidiary Merger and Name Change; and

•	Octavian Global Technologies, Inc. effected the Private Placement and the Reverse Stock Split.

Please refer to “Certain Relationships and Related Transactions, and Director Independence” for more information about the Share Exchange and Related Transactions.

CONSOLIDATED OPERATING RESULTS – A Year Over Year Comparative Analysis

Significant fluctuations in year-to-year revenue are expected in the gaming industry. Individual contracts generally are of considerable value, and the timing of contracts and sales does not occur in a predictable trend. Contracts to supply hardware to the same customer may not recur or generally do not recur in the short-term. The gross profit margin varies from one contract to another, depending on the size of the contract and competitive market conditions. Accordingly, comparative results between periods are not indicative of trends in revenues or gross profit margins.

	Years Ended December 31,		Amount Change	Percentage Change
	2008	2007	2008 vs 2007	2008 vs 2007
	Audited	Audited

Net Revenue	$39,627,067	$23,538,458	$16,088,609	68.4%
Cost of Revenue	$28,244,131	$17,239,584	$(11,004,547)	63.8%
Gross profit	$11,382,936	$6,298,874	$5,084,062	80.7%
Operating expenses
General, administrative and selling expenses	$16,792,256	$25,216,672	$(8,424,416)	(33.4)%
Research and Development	$94,005	$	$94,005
Depreciation and amortization	$800,670	$827,173	$(26,503)	(3.2)%
Impairment of goodwill	$	$471,611	$(471,611)	(100)%
Total operating expenses	$17,686,931	$26,515,456	$(8,828,525)	(33.3)%

Income /(Loss) from operations	$(6,303,995)	$(20,216,582)	$13,921,587	68.8%

Non-operating income (expense):
Other income (expense)	$189,969	$(24,471)	$214,439	(876.3)%
Interest income (expense)	$(652,011)	$(268,135)	$(401,522)	143.2%
Share of earnings (loss) of associated co's	$273,237	$(160,610)	$433,847	(270.1)%
Foreign Currency transaction gain (expense)	$(4,103,630)	$141,620	$(4,245,250)	(2997.6)%
Outside stockholders' interests	$(6,276)	$32,224	$(38,500)	(119.5)%
Gain (Loss) on disposal of fixed assets	$340,824	$(34,051)	$374,875	(1,100.9)%
Capital raising fees	$(134,507)		(134,507)	-
Total non-operating income (expense)	$(4,092,395)	$(313,423)	$(3,778,972)	1,205.7%

Income before taxation	$(10,396,390)	$(20,530,005)	$10,133,615	(49.3)%

Taxation	$387,363	$(1,583,546)	$(1,970,909)	(124.5)%

Net income after taxation	$(10,783,753,)	$(18,946,459)	$8,162,703	(43.1)%

Other comprehensive income	$4,966,392	$(254,186)	$5,220,578	(2,053.8)%
Foreign currency translation gain

Comprehensive Loss	$(5,817,361)	$(19,200,645)	$13,383,281	(69.7)%

Weighted average shares outstanding :
Basic and diluted	4,008,388	3,294,050

Loss per share:
Continuing operations	$(2.69)	$(5.75)

Our revenues for the year ended December 31, 2008 were US$39.6 million, representing an increase of  US$16.1 million or 68.4 percent compared to 2007, which mainly was the result of higher OctaSupplies and OctaGames sales.

(amounts in thousands US$)	Year ended December 31			Variance	Percentage Change
	2008	2007		2008 vs 2007	2008 vs 2007
Revenues
OctaSystems	$7,912		$8,261	$(349)	(4.2)%
OctaGames	$2,263		$967	$1,296	134.0%
OctaLotto	$101	$		$	-%
OctaSupplies	$29,351		$14,311	$15,030	105.0%
Total	$39,627		$23,538	$16,089	68.4%

(amounts in thousands US$)	Year ended December 31		Variance	Percentage Change
	2008	2007	2008 vs 2007	2008 vs 2007
OctaSupplies revenues
CIS	$26,001	$12,215	$13,786	112.9%
EMEA	$573	$350	$223	63.6%
Latin America	$2,777	$1,746	$1,031	59.0%
Total	$29,351	$14,311	$15,030	105.0%

OctaSupplies sales increased US$15 million or 105 percent in 2008 to US$29.4 million compared to $14.3 million in 2007. Approximately 89 percent of sales in 2008 represented OctaSupplies sales in Russia which rose from US$12.2 million in 2007 to US$26 million in 2008. The increase in sales in Russia was due to the expectation of a legislative change which had previously significantly limited the demand for new gaming products and supplies.

(amounts in thousands US$)	Year ended December 31		Variance	Percentage Change
	2008	2007	2008 vs 2007	2008 vs 2007
OctaSystems revenues
CIS	$2,910	$4,992	$(2,083)	(41.7)%
EMEA	$1,332	$108	$1,224	1,134.1%
Latin America	$3,670	$3,160	$510	16.1%
Total	$7,912	$8,260	$(349)	(4.2)%

OctaSystems revenue decreased US$0.3 million (4.2 percent) to US$7.9 million in 2008. The legislative change in Russia heavily affected OctaSystems revenue in Russia which decreased US$2.1 million (42 percent) from US$5 million in 2007 to US$2.9 million in 2008. OctaSystems revenue increased in Latin America by US$0.5 million (16.1 percent) from US$3.2 million in 2007 to US$3.7 million in 2008, partly due to the addition of full year results for Argelink, our Argentine subsidiary, wholly owned since 17 August 2007.  In addition, new OctaSystems sales were recorded in Europe amounting to US$1.3 million in 2008.

(amounts in thousands US$)	Year ended December 31		Variance	Percentage Change
	2008	2007	2008 vs 2007	2008 vs 2007
OctaGames revenues
CIS	$1,091	$7	$1,084	16,039.2%
EMEA	$856	$181	$675	373.8%
Latin America	$316	$779	$(463)	(59.4)%
Total	$2,263	$967	$1,296	134.0%

OctaGames sales increased by US$1.3 million (134 percent) to US$2.3 million in 2008. OctaGames sales in Europe increased US$0.7 million (374 percent) from US$0.2 million in 2007 to US$0.9 million in 2008, primarily as a result of first-time sales of game licenses to the Italian market. There was an increase in sales in Russia of US$1.1 million from nominal sales in 2007. These also related to the development and sales of new games.  Sales in Latin America fell by US$0.5 million (59 percent) from US$ 0.8 million to US$ 0.3 million reflecting difficult trading conditions in that market.

(amounts in thousands US$)	Year ended December 31		Variance	Percentage Change
	2008	2007	2008 vs 2007	2008 vs 2007
OctaLotto revenues
CIS	$72	$-	$72	-%
EMEA	$29	$-	$29	-%
Latin America	$-	$-	$-	-%
Total	$101	$-	$101	-%

OctaLotto sales began in the latter part of 2008 with our operations in Rwanda and development centre in Russia; sales amounted to US$0.1 million in 2008.

(amounts in thousands US$)	Year ended December 31		Variance	Percentage Change
	2008	2007	2008 vs 2007	2008 vs 2007
	Audited	Audited
Revenues and gross profit
Revenues	$39,627	$23,538	$16,089	68.4%
Cost of Revenues	$28,244	$17,240	$11,004	63.8%
Gross Profit	$11,383	$6,299	$5,084	80.7%
	28.7%	26.8%	-	-

The increase in margin reflects the higher level of OctaGames in 2008 which crystallise on higher margins compared to our OctaSupplies sales.

Operating Expenses

Sales, general & administrative (“SG&A”) expenses decreased by US$8.4 million, or 33.4 percent, in 2008 which was mainly the result of a provision for bad debt of US$9.4 million in 2007 attributed to several debtors, primarily located in Russia. In 2008, our bad debt expense was reduced by US$8.1 million to US$1.3 million, taking into account debts older than six months.

(amounts in thousands US$)	Year ended December 31		Variance	Percentage Change
	2008	2007	2008 vs 2007	2008 vs 2007
SG&A cost
Staff Costs	$6,625	$6,916	$(291)	(4.2)%
Other cost	$8,837	$8,869	$(32)	(0.3)%
SG&A excluding Bad debt	$15,462	$15,785	$(323)	(2.1)%
Bad Debts	$1,331	$9,432	$(8,101)	(85.9)%
Total SG&A cost incl Bad debt provision	$16,792	$25,217	$(8,424)	(33.4)%

Excluding bad debts, SG&A decreased US$0.3 million or 2.1 percent from US$15.8 million in 2007 to US$15.5 million in 2008.

Staffing costs decreased US$0.3 million or 4.2 percent from US$6.9 million in 2007 to US$6.6 million in 2008, due to a reduction in staff numbers across the group between 2007 and 2008.

There was a nominal decrease in other expenses of US$0.03 million or 0.3 percent from US$8.9 million in 2007.

We have accounted for an increase in bad debt reserve of US$0.1 million based on debt outstanding for more than six months for all customers in the group.

	Years Ended December 31,		Amount Change	Percentage Change
	2008	2007	2008 vs 2007	2008 vs 2007
	Audited	Audited
Operating expenses
General, administrative and selling expenses	$16,792,256	$25,216,672	$(8,424,416)	(33.4)%
Research and Development	$94,005	$0	$94,005
Depreciation and amortization	$800,670	$827,173	$(26,503)	(3.2)%
Impairment of goodwill	$0	$471,611	$(471,611)	100%
Total operating expenses	$17,686,931	$26,515,456	$(8,828,525)	(33.3)%

Research and development costs which were not capitalized amounted to US$ 0.1 million in 2008.

Depreciation and amortization decreased by US$0.03 million or 3.2 percent in 2008 compared to 2007 as a result of higher amortization expenses related to additions to our intangible assets more than offset by fixed assets becoming fully depreciated during the year.

In 2007, we took a write-off of goodwill of US$0.5 million when we acquired the remaining 50 percent of the shares in our joint venture in Argentina, Argelink SA (“Argelink”).

Other Income (Expense) and Taxes

Interest expense increased to US$0.7 million due to the extension of bridge loans of US$3.0 million taken with Ebet finally repaid in October 2008. Interest is accrued on the current loan with AGI of EURO 7,500,000 at 31 December 2008 (US$ 10,571,475 based on the December 31, 2008 Exchange Rate of € 1 = US$ 1.40953).

In 2007, our 50 percent joint venture in Italy booked a loss of US$0.2 million due to the delayed implementation of new legislation, which would have expanded the Italian gaming market. As a result of the delay, no new gaming products were allowed to be sold in Italy in 2007. With the implementation of the new legislation Italy has become profitable generating a gain of US$ 0.3 million in 2008.

In 2008 we incurred corporate taxes of US$ 0.4 million in our operations in Argentina and Russia.

Outside shareholders’ interests

Octavian International owns 89.7 percent of the shares in Octavian Latin America SA, a company incorporated in Colombia and based in Bogotá. The remaining 10.3 percent of the shares are held by five individuals. In 2007, the losses from Octavian Latin America SA resulted in a credit of US$0.03 million due from the outside shareholders, compared to an expense of approximately US$0.006 million in 2008 as a result of nominal profits.

The Company also owns a 51% interest in Octavian Germany Limited and Octavian Germany GmbH.

Since Octavian is headquartered in the United Kingdom, we maintain our internal accounts in British pounds sterling. We invoice products in various local currencies. Fluctuations in exchange rates from reporting period to reporting period between various foreign currencies and the British pound sterling may have an impact on revenue and expenses, and this impact may be material in any individual reporting period.

In 2008, we had a foreign currency expense of US$ 4.1 million compared with a gain of US$ 0.1 million in 2007.

LIQUIDITY AND CAPITAL RESOURCES – December 31, 2008

Overview

In the highly competitive industry in which we operate, operating results may fluctuate significantly from period to period.

Our principal source of liquidity is cash from operations. Other sources of capital include, but are not limited to, loans from third parties, credit terms from our suppliers and a recent private placement of equity and convertible debt. At December 31, 2008, we had negative working capital of US$0.3 million. For the next 12 months, we expect that our available capital resources will be sufficient to fund all capital requirements, capital expenditures and payment obligations.

(amounts in thousands)	Year ended December 31		Increase (decrease)
	2008	2007	Amount	%

Cash and cash equivalents	$2,830	$2,438	$392	16.1%
Total Current Assets	$14,575	$15,197	$(622)	(4.1)%
Total Current Liabilities	$15,549	$31,881	$(16,332)	(51.2)%
Net working capital	$(974)	$(16,685)	$15,711	94.2%

Cash Flows Summary

				Percentage
(amounts in thousands US$)	Year ended December 31		Variance	Change
	2008	2007	2008 vs 2007	2008 vs 2007

Cashflow form operation activities	$(6,360)	$(705)	$(5,655)	801.5%

Cashflow from investing activities	$(4,808)	$(2000)	$(2,808)	140.4%

Cashflow from financing activities	$12,531	$4,071	$8,460	207.8%

Effect of Exchange rate changes on
cash and cash equivalents	$(971)	$18	$(989)	(5,651.7)%

Net Cashflow	$392	$1,383	$(991)	(71.7)%

 Operating Activities

Our operating activities resulted in negative cash of US$6.4 million in 2008, which primarily was a result of the net losses we recognized during this period. The difference between our net income and our net cash provided by operating activities was attributable to non-cash expenses included in net income and to changes in our operating assets and liabilities, as presented below.

(amounts in thousands US$)	Year ended December 31
	2008	2007

Net Income (Loss)	$(10,784)	$(18,946)
Add: non-cash expenses	$6,688	$10,710
Deduct (Add): changes in operating assets	$(8,189)	$2,940
Add (deduct): changes in operating liabilities	$5,925	$4,591
Net Cash provided by operating activities	$(6,360)	$(705)

Non-cash expenses in 2008 amounted to US$6.7 million and related to a bad debt provision of US$1.3 million, depreciation costs of US$0.8 million, an exchange loss of $4.1 million, shares and warrants issued to employees of US$0.8 million and capital raising related expenses of US$ 0.3 million.  These were offset by our earnings from our Italian  joint venture of US$ 0.3 million and a gain on the disposal of fixed assets of US$ 0.3 million.

Assets increased US$8.1 million as result of a decrease in inventory of US$0.2 million, an increase in accounts receivable of US$ 5.7 million, a decrease in other receivables of US$0.3 million and debt issuance costs of US$2.3 million.

Liabilities increased by US$5.9 million as a result of an increase in accounts payable of US$6.2 million, a decrease of customer deposits of US$2.1 million, an increase in accrued expenses and unearned revenue of US$1.9 million.

Investing Activities

In 2008, the total cash outflows in investing activities were US$4.8 million, an increase of US$2.8 million, or 140.4 percent, from US$2 million in 2007. Intangible assets increased by US$0.1 million, or 8.5 percent, from US$1.8 million in 2007 to US$1.9 million in 2008. This increase is attributable to the costs incurred in the development of the games for our various markets.

Cash outflows in the purchase of property and equipment increased by US$1.3 million in 2008 to US$1.5 million.

Cash outflows for loans provided were US$ 1.4 million in 2008 in order to support our new operations in Italy and the development of our lottery in Rwanda.

Financing Activities

In 2008, cash inflows from financing activities were US$12.5 million, an increase of approximately US$8.5 million from US$4.1 million in 2007.

As a result of the merger on October 30, 2008 we received gross proceeds of US$ 13 million and issued notes of US$ 1.2 million. Shares were repurchased on October 30, 2008 amounting to US$ 0.3 million.

In November 2006, Octavian entered into a memorandum of understanding with eBet, pursuant to which we would merge into eBet. In June 2007, in anticipation of the completion of the merger, eBet provided us with a bridge debt financing of AU$2.5 million (US$2,310,250 based on the 2007 Average Exchange Rate of AUS$1=US$0.9241). eBet then provided us an additional loan of AU$825,000 in July 2007 (US$762,383 based on the 2007 Average Exchange Rate of AUS$1=US$0.9241). Subsequent to the bridge debt financing, due to adverse market conditions, the parties determined not to proceed with the merger. This loan was paid immediately following our merger in October 2008.

During 2008 the net value of fixed assets increased US$0.7 million or 100 percent from US$0.7 million to US$1.4 million. The majority of this increase related to the capitalization of slot machines on rental to customers.

FINANCIAL CONDITION – December 31, 2008

(amounts in thousands US$)	Year ended December 31		Variance	Percentage Change
	2008	2007	2008 vs 2007	2008 vs 2007

Total Assets	$18,947	$17,794	$1,153	6.5%
Total Liabilities	$33,627	$32,443	$1,184	3.4%
Total Equity	$(14,680)	$(14,649)	$(31)	(0.2)%

Total Current Assets	$14,575	$15,197	$(622)	(4.09)%
Total Current Liabilities	$15,549	$31,881	$(16,996)	(53)%
Net working capital	$(974)	$(16,685)	$(16,375)	(98)%

At December 31, 2008, we had negative net assets of US$14.7 million and negative working capital of US$1 million. The reduction in total assets reflects the difficult trading conditions, primarily due to legislation changes in Russia. Whilst total sales in Russia increased to US$30 million in 2008 from US$17 million in 2007 these were at lower margin levels.

Total liabilities increased US$1.1 million, or 3.4 percent, between 2007 and 2008 primarily due to US$13 million of convertible debentures used as funds were raised at the time of the merger which together with the year end loans of US$7.8 million were offset against the reduction in AGI accounts payable balances.

The decrease in shareholders’ equity reflects mainly the new equity at the time of the merger of US$5.8 million and the comprehensive foreign exchange gain of US$5.3 million offset against the losses we suffered during 2008.

Intangible assets increased by US$2.8 million, or 51 percent, to US$2.76 million in 2008 from US$1.8 million in 2007 as result of further development of games software.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with unconsolidated entities or other persons.

Purchase Commitments

From time to time, we enter into commitments with our vendors to purchase inventory at fixed prices or in guaranteed quantities. We were not party to any firm commitments as of December 31, 2008.

Capital Expenditure and Other

During the 12 months ended December 31, 2008, the net value of fixed assets increased by US$0.7million, as compared to December 31, 2007.

Share Repurchase Plan

None

Agreements with PacificNet

On December 7, 2007, the Company entered into an Agreement for the acquisition by PacificNet Games of the entire issued share capital of the Company which was completed on January 22, 2008. Shortly after completion, the Company and PacificNet decided that it would not benefit their respective businesses to continue as one group and therefore the Company and PacificNet mutually agreed to terminate the merger agreement on March 28, 2008 and entered into a written agreement to document this on May 14, 2008. On May 14, 2008, all of the parties to the PacificNet Acquisition Agreement entered into the PacificNet Termination Agreement. The Service Agreement was also terminated. As a result of the termination of the PacificNet Acquisition Agreement, neither the remaining consideration shares of PacificNet common stock (1.1 million shares) nor any of the Earn-Out Amount was transferred or paid to Ziria, and all shares of Emperor were returned to Ziria and the 1.2 million shares of Pacific Net common stock to Ziria were returned to PacificNet. Upon the consummation of this transaction, Emperor was no longer a direct subsidiary of PacificNet, nor was the Company any longer an indirect subsidiary of PacificNet. Harmen Brenninkmeijer, our Chief Executive Officer and a director of the Company, resigned from the board of directors of PacificNet on May 21, 2008. PacificNet paid Sterne Agee & Leach, Inc., a company that acted as a consultant to the Company for the PacificNet Acquisition, 30,000 PacificNet shares. The Company owes PacificNet US$49,680 to reimburse PacificNet for the issuance of these shares.

The following are the terms of the PacificNet Termination Agreement:

•
The Company agreed to issue to PacificNet or its nominee an amount of shares of capital stock of the Company equal to five percent (5%) of the outstanding shares of the Company. The Company issued PacificNet 61 the Company’s Ordinary Shares on October 30, 2008 in satisfaction of this provision. Additionally, PacificNet was granted the option to, prior to May 14, 2009 and on only one occasion during such period, purchase additional shares of the Company’s stock at a per share purchase price equal to 85 percent of the most recent subscription price per share of the Company’s stock paid by third party investors in the Company up to a number of shares that would result in PacificNet owning five percent (5%) of the Company’s stock issued and outstanding on the date of exercise of the option. PacificNet agreed to issue to the Company 500,000 shares of PacificNet’s common stock. These PacificNet shares will be subject to a one-year lock up and sale restriction, any sale of these shares must be communicated to PacificNet in advance, PacificNet has the right of refusal to arrange buyers for the shares, and PacificNet will be entitled to half of the net gain on any partial sale of PacificNet shares.

•	PacificNet and the Company agreed to use reasonable endeavors to formalize the following business opportunities:

o
A non-exclusive distribution agreement and license pursuant to which PacificNet will be appointed as a distributor of the Company’s products in Macau, provided that eBet would be the only other distributor permitted to distribute the Company’s products in that territory; and

o	A joint venture relationship relating to the development of future business opportunities in Macau and other territories in Asia.

The Company agreed to pay PacificNet US$200,000 in consideration for PacificNet’s localization and language translation of the Company’s products into the Chinese language. Additionally, the Company agreed to use its reasonable endeavors to meet minimum sales targets from the sale of PacificNet’s machines of: US$4 million during the twelve month period ended mid-year 2009 and US$6 million during the twelve month period ended mid-year 2010. The Company’s commitment to achieving these targets was agreed to by the Company undertaking to use its reasonable endeavors to comply. PacificNet agreed to provide all appropriate support to assist the Company in achieving these goals. On January 5, 2009, Octavian received a letter from PacificNet pursuant to which it has asserted a claim against Octavian for certain alleged events of default by Octavian   under the PacificNet Termination Agreement (the “Claim”).  Pursuant to the Claim, PacificNet has demanded payments, in an aggregate amount of $280,000, for certain services allegedly performed by PacificNet, as well as the reimbursement of certain expenses related to prior transactions between the parties.  The Company’s management has reviewed the Claim and believes that it is without merit and plans to defend against any actions taken by PacificNet accordingly.

Subsequent Events

Incorporation of Tilia International Limited

On February 26, 2009, Tilia International Limited was incorporated in Rwanda as a wholly owned subsidiary of Octavian International Limited.  Tilia International was granted a license by the Rwandan authorities to exclusively operate the country’s public lottery and to enable it to operate slot machines within the country.  The lottery operations, previously set up with the help of Octavian but operated by an independent company, have been rolled into Tilia International and are already generating revenues for the group.  These are expected to grow throughout 2009 and beyond.

CRITICAL ACCOUNTING POLICIES

In presenting our financial statements in conformity with accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it will likely result in a material adverse impact to our consolidated results of operations, financial position and in liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas that require estimates and assumptions include valuation of accounts receivable, other receivables, and inventory determination of useful lives of property and equipment, and intangible assets, and estimation of certain liabilities.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

Inventories

Inventory is stated at the lower of cost or market. Cost is determined using the first in, first out method. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower.

Other Receivable

Other receivable consists of prepayments and other non trading debts.

Property & Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Computer Equipment	3 years
Gaming Equipment	3 years
Fixtures and fittings	4 to 5 years

Research and Development

Research and development costs are charged to expense as incurred until technological feasibility has been established. These costs consist primarily of salaries and direct payroll related costs.

Software Development Costs

Software development costs related to computer games and network and terminal operating systems developed by the Company are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed."  Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale. When the software is a component part of a product, capitalization begins with the product reaches technological feasibility. The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Capitalized software development costs are comprised primarily of salaries and direct payroll related costs and the purchase of existing software to be used in the Company's products.

Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed three years). Management periodically compares estimated net realizable value by product with the amount of software development costs capitalized for that product to ensure the amount capitalized is not in excess of the amount to be recovered through revenues. Any such excess of capitalized software development costs to expected net realizable value is expensed at that time.

Long-Lived Assets

The Company applies the provisions of  Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2008, there were no significant impairments of its long-lived assets.

Intangible Assets

Intangible assets consist of product developments, intangible game developments, game work-in-progress and goodwill.

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Revenue is recognized when services are rendered to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Unearned Revenue

Unearned revenue represents goods invoiced before year end but not delivered and therefore not included in revenue. These goods will be released into revenue once it is delivered. As at December 31, 2008 and 2007 unearned revenue amounted to $845,057 and $744,128 respectively.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the year ended December 31, 2008 and 2007 was $100,255 and $55,510 respectively.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, the company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of the implementation of Interpretation 48, the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, 4,996,392 net income, are components of comprehensive income. The functional currency of the Company is British Pound. Translation gains of $5,274,801 and $308,409 at December 31, 2008 and December 31, 2007, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.

Statement of Cash Flows

In accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Minority Interest

In order to comply with Colombian law, a company needs to have a minimum of 5 stockholders, with a maximum stockholding of not more than 95% any individual stockholder. The 4 external stockholders in the Colombian registered entity (Octavian Latin America SA) have a combined 10.3% stockholding in that company. The equity in the non-controlling interest in the Colombian entity has been classified as “Minority stockholders’ interests” in the accompanying consolidated balance sheets. Changes in equity in non-controlling interests arising from results of operations have been recorded as “Outside stockholders’ interests” in the accompanying consolidated statements of operations and other comprehensive income.

Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a Company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has determined that it has 3 reportable segments: Octavian Europe, Octavian CIS, and Octavian Latin America (See Note 13 of the Financial Statements.)

Fair value of financial instruments

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

Level 1: inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and    inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3: inputs to the valuation methodology are unobservable and significant to the fair value measurement.

As of December 31, 2008, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Recent Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with Ltd. exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement had no effect on the Company‘s reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities“. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141 (Revised 2007) changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141 (Revised 2007) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with Ltd. exceptions, and applies to a wider range of transactions or events. SFAS No. 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.”  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement will not have an impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.”  The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have an impact on the Company’s financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.  Financial Statements and Supplementary Data.

The following financial statements are contained in this Annual Report:

- Report of Independent Registered Public Accounting Firm;

- Consolidated Balance Sheets - December 31, 2008 and 2007;

- Consolidated Statements of Operations – Years ended December 31, 2008 and 2007;

- Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 2008 and 2007;

- Consolidated Statements of Cash Flow - Years ended December 31, 2008 and 2007; and

- Notes to Consolidated Financial Statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “ SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2008.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not entirely effective as of the end of the period covered by this report to provide all assurances required.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of December 31, 2008, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The Company was a “shell company” (as defined in Rule 12b-2 under the Exchange Act, until it consummated a “reverse merger” transaction on October 30, 2008, at which time it became subject to Section 404 of The Sarbanes-Oxley Act of 2002.  From October 30, 2008 through December 31, 2008 we had limited resources for implementing effective internal control procedures over financial reporting.

The SEC defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s assessment identified the following weaknesses in the Company’s internal control over financial reporting as of December 31, 2008:

To mitigate our limited resources, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals.  As we grow, we expect to increase our staff dedicated to the maintenance of our internal controls and procedures, which will enable us to implement adequate segregation of duties within the internal control framework.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Limitations on Effectiveness of Controls and Procedures

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud.  Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time.  Because of these limitations, any system of disclosure controls and procedures or internal control over financial reporting may not be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Upon the consummation of the Share Exchange, we made the following changes to our Board of Directors and executive officers:

•	Concurrent with the consummation of the Share Exchange, Robert McCall, our sole director prior to the Share Exchange appointed Harmen Brenninkmeijer as a director of the Company.

•	Mr. McCall then resigned as Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and a director of the Company.

•
Mr. Brenninkmeijer then authorized an amendment to the Company’s Bylaws permitting the number of directors serving on the Board to be set by the resolution of the Board of Directors and set the number at five directors. He also appointed Peter Moffitt and Peter Brenninkmeijer as directors of the Company and appointed all of the current executive officers of the company.

The following table sets forth the respective names, ages and positions of our directors, executive officers and key employees. All of the directors identified below were elected to the Board of Directors immediately after the consummation of the Share Exchange.

Names of Officers and Directors	Age	Position

Harmen Brenninkmeijer	44	Chief Executive Officer and Chairman of the Board of Directors
Peter Moffitt	55	President
Peter Brenninkmeijer	42	Chief Financial Officer and Secretary

Each executive officer serves at the pleasure of our board of directors.

Executive Officers and Directors

Harmen Brenninkmeijer has been the Chief Executive Officer and a member of the Board of Directors of the Company since October 30, 2008 and has held the same positions with Octavian since he founded Octavian in September 2001. Mr. Harmen Brenninkmeijer also served as the President and owner of Xanadu Entertainment Ltd., from 2000 to March 2007. Mr. Brenninkmeijer began his career in 1991 with Mikohn Gaming Corp. (now called Progressive Gaming International Corporation), a supplier of integrated casino management solutions. In 1994, he founded the European Gaming Organisation, a trade group for European-based gaming manufacturers. In 1997, he established Avalon Casino Management CV. Mr. Brenninkmeijer served with Avalon Casino through 1999 and formed the casino division which operated several casino properties including the Playboy Casino in Rhodes, Greece. In 2000, Mr. Brenninkmeijer opened a Novomatic machine distributorship in Russia, which he subsequently folded into Octavian. He graduated in 1987 with a Business Degree from the InterManagement School in The Hague, The Netherlands. Mr. Harmen Brenninkmeijer and Mr. Peter Brenninkmeijer are brothers.

Peter Moffitt has been President and a Director of the Company since October 30, 2008 and has held the positions with Octavian since February 2008. Prior to joining Octavian, Mr. Moffitt was employed by the Unicum Group of Companies, a gaming company located in Russia, from May 2004 to February 2008. At Unicum, Mr. Moffitt was Chief Technology Officer from May 2004 to February 2008 and Vice President (Product Development) from January 2007 to February 2008. Prior to that, from December 2002 through May 2004, Mr. Moffitt was the President and owner of Moffitt Consulting Pty. Ltd., a technology consulting company incorporated in Australia. From April 1991 to December 2002, Mr. Moffitt was Chief Executive Officer and Chief Technology Officer of Bounty Ltd., an Australian gaming developer that he founded; concurrently he was Managing Director and Chief Technology Consultant at Odyssey Gaming Technology, also located in Australia. Mr. Moffitt earned a BSc (Computer Sciences) in 1987 and an MSc (Computer Sciences) in 1989 from California State University in Long Beach, California. He also received an MBA from Loyola Marymount University in Los Angeles, California in 1990.

Peter Brenninkmeijer has been the Chief Financial Officer, Secretary and a Director of the Company since October 30, 2008 and has held the same positions with Octavian since March 1, 2007. Prior to joining Octavian, from September 2005 through February 2007 he was the Financial Director of the Xanadu group of companies, a casino developer. From February 2001 through August 2005, Mr. Peter Brenninkmeijer was the Chief Financial Officer for Perot Systems Netherlands BV, a provider of information technology services located in Amersfoort, Netherlands. From 1996 to 2001, Peter worked for Mikohn Europe BV (now called Progressive Gaming International Corporation) where his responsibilities included opening Mikohn’s European office. He earned a Higher Business Administration Diploma in Accounting in 1989 from HEAO Leeuwarden, in the Netherlands. Mr. Harmen Brenninkmeijer and Mr. Peter Brenninkmeijer are brothers.

BOARD OF DIRECTORS

Audit, Nominating and Compensation Committees; Nominating Process

Our Board of Directors does not have standing audit, nominating or compensation committees, committees performing similar functions, or charters for such committees. Instead, the functions that might be delegated to such committees are carried out by our Board of Directors, to the extent required. Our Board of Directors believes that the cost of establishing such committees, including the costs necessary to recruit and retain qualified independent directors to serve on our Board of Directors and such committees and the legal costs to properly form and document the authority, policies and procedures of such committees are not justified under our current circumstances.

We have no audit committee financial expert. We believe that the cost related to retaining a financial expert at this time is prohibitive. We believe the services of a financial expert are not warranted. Our Board of Directors believes that its current members have sufficient knowledge and experience to fulfill the duties and obligations of the audit committee for our company.

Our Board of Directors does not currently have a policy for the qualification, identification, evaluation, or consideration of board candidates. Our Board of Directors does not believe that a defined policy with regard to the qualification, identification, evaluation, or consideration of candidates recommended by shareholders is necessary at this time, due to the fact that we have not received any shareholder recommendations in the past. Our board of directors believes that the participation of all directors in the consideration of director nominees is appropriate, given the size of our board of directors. Our board of directors also will consider qualified director candidates identified by a member of senior management or by a shareholder. However, it is our general policy to re-nominate qualified incumbent directors and, absent special circumstances, our board of directors will not consider other candidates when a qualified incumbent consents to stand for re-election.

The Board of Directors considers the following minimum criteria when reviewing a director nominee: (1) director candidates must have the highest character and integrity, (2) director candidates must be free of any conflict of interest which would violate applicable laws or regulations or interfere with the proper performance of the responsibilities of a director, (3) director candidates must possess substantial and significant experience which would be of particular importance in the performance of the duties of a director, (4) director candidates must have sufficient time available to devote to our affairs in order to carry out the responsibilities of a director and (5) director candidates must have the capacity and desire to represent the best interests of our shareholders. Our board of directors screens candidates, does reference checks and conducts interviews, as appropriate. Our board of directors does not evaluate nominees for director any differently because the nominee is or is not recommended by a shareholder.

During 2008, none of our executive officers served as a member of the board of directors or on the compensation committee of a corporation where any of its executive officers served on our board of directors.

We expect to create one or more of such committees and/or policies as determined by our Board of Directors, provided that we will be required to have audit and compensation committees when, and if, our shares of Common Stock commence trading on the NASDAQ Capital or Global Market or on a national securities exchange such as the American Stock Exchange.

Change in Control Agreements

None.

Code of Ethics

We have not yet adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. However, we intend to adopt a formal Code of Business Conduct and Ethics.

Board Meetings

During our last fiscal year, our board of directors had no meetings. All proceedings of the Board of Directors were conducted by written consent.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Company during the past five years.

Director Independence

Our Common Stock is quoted on the OTC bulletin board interdealer quotation system which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Compliance with Section 16(a) of the Exchange Act

For the fiscal year ended December 31, 2008 our directors and executive officers and 10% owners were not required to file Section 16(a) reports.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth the compensation earned for services rendered to Octavian for the two most recently completed years by (i) Octavian’s Principal Executive Officer and (ii) the two additional most highly compensated executive officers whose total compensation during the last fiscal year exceeded US$100,000.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)

Harmen Brenninkmeijer,	2008	$365,813	(1)	—	$663,400	(4)	—	—	—	—	$1,209,213
Chief Executive Officer	2007	$328,464	(1)	—	—		—	—	—	—	$328,464

Peter Brenninkmeijer,	2008	$280,944	(2)	—	—		—	—	—	—	$280,944
Chief Financial Officer	2007	$205,665	(2)	—	—		—	—	—	—	$205,665
Peter Moffitt President	2008	$262,000	(3)	—	—		—	—	—	—	$262,000

(1) Harmen Brenninkmeijer served as the Chief Executive Officer of Octavian on a consulting basis during the years 2006 and 2007. Octavian contracted for his services from Hudson Trading Limited (“Hudson Trading”), a corporation formed under the laws of Cyprus and owned 100 percent by Mr. Harmen Brenninkmeijer. During 2007, Mr. Brenninkmeijer was paid €20,000 per month (US$27,372 based on the 2007 Average Exchange Rate of €1=US$1.3686).  From January 1, 2008 through October 31, 2008, Mr. Brenninkmeijer was paid €20,000 per month (US$29,265 based on the 2008 Average Exchange Rate of €1=US$1.4633).  Mr. Brenninkmeijer’s salary increased to €25,000 per month from November 1, 2008 through December 31, 2008 (US$36,581.26 based on the 2008 Average Exchange Rate of €1=US$1.4633).

(2) Peter Brenninkmeijer served as the Interim Chief Financial Officer of Octavian from March 2007 through March 2008 on a consulting basis. From March 1, 2007 through June 30, 2007, he was paid total consulting fees of €54,000 (US$73,904.40 based on the 2007 Average Exchange Rate of €1=US$1.3686). From July 1, 2007 through December 31, 2007, he was paid consulting fees of €16,000 per month (US$21,897.60 per month based on the 2007 Average Exchange Rate of €1=US$1.3686). Mr. Peter Brenninkmeijer was appointed Group Financial Director (Chief Financial Officer) of Octavian and became an employee of Octavian in April 2008. From January 1, 2008 through December 31, 2008, Mr Brenninkmeijer was paid €16,000 per month (US$23,412.01 per month based on the 2008 Average Exchange Rate of €1=US$1.4633).

(3) Peter Moffitt served as President of Octavian on a consulting basis from 11 February 2008.  Mr Moffitt was paid $25,000 per month from February 11, 2008 through December 31, 2008.
(4) On December 31, 2008, pursuant to his employment agreement, Mr. Brenninkmeijer was entitled to receive 214,000 shares of Common Stock, valued at $3.10 per share. The shares were issued on January 22, 2009.

Outstanding Equity Awards at end of Last Fiscal Year

None of the named executive officers of Octavian held any options at December 31, 2008. We have never made any grants of plan-based awards. We did not have any outstanding equity awards as of December 31, 2008. We have never had any options exercised or stock vested. We have no pension benefits or nonqualified deferred compensation. We are required to make payments upon a change in control to the holders of the Debentures and Warrants. Under the Debentures, it is an event of default and they can accelerate. Under the Warrants, the holders have a redemption right equal to the Black-Scholes value of the Warrants.

Director Compensation

Octavian has historically not paid any of its directors for their services as directors and does not anticipate doing so. We do not have and never have had any non-employee directors.

Employment Contracts

Harmen Brenninkmeijer

We entered into an employment agreement with Mr. Harmen Brenninkmeijer, effective as of October 30, 2008 (the date of the closing of the Share Exchange) which continues in effect until December 31, 2013. Under the terms of this employment agreement, we have agreed to pay Mr. Brenninkmeijer an annual base salary of €300,000 (US$407,880 based on the March 25, 2009 Exchange Rate of €1=US$1.3596). In addition, Mr. Brenninkmeijer also has been granted a right to be issued shares of Common Stock on an annual basis through December 31, 2013, in amounts ranging from 214,000 to 642,000 shares per annum (the “Earn Out Shares”), provided that we have achieved certain minimum EBITDA for each of those applicable years (ranging from EBITDA of -0- in 2008 to US$35,726,016 in 2013). On January 9, 2009, the Company issued to Mr. Brenninkmeijer 214,000 Earn Out Shares.  Furthermore, we have issued Mr. Brenninkmeijer a seven-year warrant to purchase up to an additional 2,720,833 shares of our Common Stock, at an exercise price of $3.10 per share and on other similar terms as those provided in the Warrants to investors in the Private Placement, 1,073,333 of which Mr. Brenninkmeijer assigned to AGI. Mr. Brenninkmeijer is entitled to participate in all benefits available to executives of the Company and we have agreed to reimburse Mr. Brenninkmeijer for US$10,000,000 of life insurance with a cap of $50,000 on annual premiums reimbursable.

We may terminate Mr. Brenninkmeijer’s employment at anytime for cause. If we terminate his employment without cause or if he resigns for certain permitted reasons, we are required to pay his base salary through December 31, 2013, as well as issue him any Earn Out Shares earned through such date. These rights terminate immediately if we terminate his employment for cause or he resigns for any reason other than one of the permitted reasons.

Mr. Brenninkmeijer has also agreed not to solicit our customers for business or our employees for hire, during the term of his employment agreement and for 12 months thereafter. He has also agreed not to participate in a competing business, during the term of his employment agreement and for 12 months thereafter, unless his employment is terminated without cause or he resigns for one of the permitted reasons, in which case this covenant expires upon the termination of his employment.

Peter Moffitt

We also entered into a Service Agreement with Mr. Moffitt effective as of October 16, 2008. Under the terms of this Service Agreement, Mr. Moffitt is employed as the President of Octavian, for which he receives a salary of US$375,000 per annum. Mr. Moffitt also is entitled to receive a discretionary annual bonus based on his performance and the performance of Octavian. Mr. Moffitt has agreed not to be engaged in any business that is competitive with the business of Octavian, during his employment with Octavian and for two years after the termination of the Service Agreement.

Peter Brenninkmeijer

Octavian entered into a Statement of Particulars of Employment with Peter Brenninkmeijer effective as of April 2, 2008. Under the terms of his employment agreement, Mr. Peter Brenninkmeijer is employed as the Group Financial Director of Octavian, for which he receives a salary of €192,000 per annum (US$261,043 based on the March 25, 2009 Exchange Rate of €1=US$1.3596). Mr. Peter Brenninkmeijer also is entitled to receive a discretionary annual bonus based on his performance and the performance of Octavian. Mr. Peter Brenninkmeijer has agreed not to be engaged in any business that is competitive with the business of Octavian, during his employment with Octavian and for two years after the termination of his employment agreement.

Family Relationships

Mr. Harmen Brenninkmeijer, our Chief Executive Officer, and Mr. Peter Brenninkmeijer, our Chief Financial Officer, are brothers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information concerning beneficial ownership of our capital stock as of March 30, 2009, by:

•	Each shareholder, or group of affiliated shareholders, that we know owns more than 5% of any class of our outstanding capital stock;

•	Each of our named executive officers;

•	Each of our directors; and

•	All of our directors and named executive officers as a group.

For more information regarding our principal shareholders and the relationship, position and office they have had with us, see “Certain Relationships and Related Transactions” and “Management – Directors and Executive Officers”. As of March 30, 2009, there were 8,016,408 shares of our Common Stock outstanding.

Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to tall shares of our Common Stock shown as beneficially owned by them. Unless otherwise indicated in the footnotes, the principal address of each of the shareholders and the directors and officers identified below is c/o Octavian International Limited, Bury House, 1-3 Bury Street, Guildford, Surrey, GU2 4AW, United Kingdom.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)
5% Shareholders:

Ziria Enterprises Limited (3)	Common Stock	3,295,000	(4)	41.1%

Austrian Gaming Industries GmbH (5)	Common Stock	2,501,151	(6)	31.2%
Management:

Harmen Brenninkmeijer (3)	Common Stock	5,156,000	(7)	64.3%

Peter Moffitt	Common Stock	—		* %

Peter Brenninkmeijer	Common Stock	—		* %

All executive officers and directors as a group (3 persons)	Common Stock	5,156,000		64.3%

* Less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants exercisable or convertible at or within 60 days are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. The indication herein that shares are beneficially owned is not an admission on the part of the listed shareholder that he, she or it is or will be a direct or indirect beneficial owner of those shares.

(2)
Based upon 8,016,408 shares of our Common Stock issued and outstanding as of March 30, 2009. Does not include any shares of our Common Stock issuable upon conversion of convertible debentures, warrants or options of the Company outstanding.

(3)
Ziria Enterprises Limited is a corporation formed and existing under the laws of Cyprus. Harmen Brenninkmeijer, our Chief Executive Officer and a director, indirectly owns 100 percent of the outstanding equity interests of Ziria Enterprises Limited, as a result of his ownership of 100 percent of the outstanding equity interests of Balaton Holding Ltd., a corporation formed and existing under the laws of the British Virgin Islands, which owns 100 percent of the outstanding equity interests of Ziria Enterprises.

(4)	Includes 3,295,000 shares issued pursuant to the Share Exchange Transaction.

(5)	Austrian Gaming Industries GmbH is 100% owned by Novomatic AG Holding, an Austrian public company.

(6)
Includes (i) 2,146,667 shares of our Common Stock issued to AGI in the Share Exchange Transaction and (ii) 354,484 shares of our Common Stock issued to AGI in the Private Placement. Does not include (i) 1,772,419 shares of our Common Stock issuable upon conversion of the Debenture issued to AGI in the Private Placement; (ii) 1,612,903 shares of our Common Stock issuable to AGI upon exercise of Warrants issued to AGI in the Private Placement; and (iii) 1,073,333 shares usable upon exercise of a seven-year warrant exercisable at US$3.10 per share, since, under the terms of these securities, they may not be exercised or converted by AGI for more than 60 days, to the extent that AGI then beneficially owns greater than 4.99% of the issued and outstanding shares of  our Common Stock or such exercise or conversion would cause it to own greater than 4.99%.

(7)
Includes (i) 3,295,000 shares issued pursuant to the Share Exchange Transaction and held by Ziria, (ii) 1,647,500 shares issuable upon exercise of a seven-year warrant at US$3.10 per share and (iii) 214,000 Earn Out Shares issued to Mr. Brenninkmeijer on January 9, 2009, under the Employment Agreement. Does not include any of the up to 2,780,000 Earn Out Shares which may be issuable to Mr. Brenninkmeijer under the terms of his Employment Agreement, as none of these shares is issuable within sixty days of the date of this annual report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Review, Approval and Ratification of Transactions with Related Persons

The general policy of the Company is that all material transactions with a related party, as well as all material transactions in which there is an actual, or, in some cases, perceived conflict of interest, including repurchases of our Common Stock, including from our executive officers, are subject to prior review and approval by our board of directors.

Share Exchange Agreement

On October 30, 2008, Octavian Global f/k/a House Fly, entered into the Share Exchange with Octavian International and the Octavian Securities Holders, pursuant to which, among other things, the Octavian Securities Holders contributed all of their securities of Octavian International to Octavian Global in exchange for Octavian Global’s issuance to them of certain securities of Octavian Global.

Immediately prior to the consummation of the Share Exchange Transaction:

•	The Company’s name was House Fly Rentals, Inc.

•	House Fly was a shell company with nominal assets and operations;

•	Robert McCall was House Fly’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a member of the Company’s Board of Directors;

•	Mr. McCall owned 44.4 percent of the Company’s issued and outstanding securities;

•	House Fly owned 100 percent of a newly created Nevada corporation called Octavian Global Technologies, Inc., which had no operations or assets (“Octavian Global Sub”); and

•	The Octavian Securities Holders owned all of the outstanding securities of Octavian International.

Pursuant to the terms of the Share Exchange, the Company issued to the shareholders of Octavian International (the “Octavian Securities Holders”) an aggregate of 6,133,333 shares of House Fly common stock, resulting from the exchange of 16,527 shares of the Company’s Common Stock, for each outstanding Ordinary Share of Octavian International exchanged by the Octavian Securities Holders. Pursuant to the terms of the Share Exchange, along with the Repurchase Agreement (described hereafter), House Fly acquired 100 percent of the issued and outstanding securities of Octavian International and by acquiring the operating business of Octavian International, the Company ceased to be a shell company.

The securities House Fly issued to the Octavian Securities Holders located outside of the United States were issued pursuant to an applicable exemption from registration under Regulation S promulgated under the Securities Act or Regulation D promulgated under the Securities Act (“Regulation D”) and/or Section 4(2) of the Securities Act. The securities House Fly issued to Octavian Securities Holders within the United States were issued pursuant to the exemption from registration provided pursuant to Regulation D and/or Section 4(2) of the Securities Act.

Additionally, pursuant to the Share Exchange, Octavian Global made representations and warranties to Octavian International and the Octavian Securities Holders, and Octavian International made representations and warranties to Octavian Global, in each case, regarding their respective businesses, operations and affairs. All representations and warranties in the Share Exchange will terminate on April 30, 2009. In the event that the representations and warranties made by the Company or the House Fly Shareholders result in damages to us and/or the Octavian Securities Holders, the limitation on liability afford to the House Fly Shareholders and the termination of the representations and warranties might prevent a recovery of all damages incurred. The representations and warranties of each of the parties in the Share Exchange (and in any related documents or agreements) do not state all of the facts necessary to completely and accurately represent the true state of affairs of Octavian Global and Octavian International, as the case may be, and are subject to significant qualifications and exceptions. Rather, such representations and warranties are primarily intended to serve as an allocation of risk among the parties. Accordingly, such representations and warranties should not be relied upon or viewed as accurate statements of actual facts or disclosure by either of the parties.

As a result of the Share Exchange and the consummation of the transactions pursuant to the Repurchase Agreement, the Company experienced a change in control and ceased to be a shell company. Octavian International became the Company’s wholly-owned subsidiary and we are continuing the business plan of Octavian International.

The foregoing description of the Share Exchange is only a summary and is qualified in its entirety by reference to the Share Exchange, a copy of which was filed as an exhibit to the Company’s Current Report of Form 8-K filed with the SEC on November 5, 2008 (File No. 333-146705) and is incorporated herein by reference.

McCall Shares

House Fly issued 3,000,000 total shares of Common Stock at a price of $0.005 per share to its then-president, Mr. McCall for total consideration of $15,000 effective May 1, 2007. This issuance was made to Mr. McCall, who is a sophisticated individual and was in a position of access to relevant and material information regarding House Fly’s operations at that time. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and were restricted shares as defined in the Securities Act.

On October 30, 2008, the Company also entered into the Repurchase Agreement with Mr. McCall, pursuant to which the Company repurchased from Mr. McCall an aggregate of 597,919 shares of our Common Stock, which represented 44.4 percent of the Company’s shares of Common Stock then issued and outstanding, for an aggregate purchase price of US$300,000.

The foregoing description of the Repurchase Agreement is only a summary and is qualified in its entirety by reference to the Repurchase Agreement, a copy of which was filed as an exhibit to the Company’s Current Report of Form 8-K filed with the SEC on November 5, 2008 (File No. 333-146705) and is incorporated herein by reference.

Family relationships between any of the selling shareholders and Robert McCall our former President and Sole Director:

Bonnie Hicks	Sister

Barry Hicks	Brother-in-law

Private Placement

Concurrent with the closing of the Share Exchange, the Company entered into the Purchase Agreement with certain accredited investors and closed the Private Placement. Additionally, investors in the Private Placement received the Warrants and the Shares. AGI, Octavian’s principal supplier of casino gaming machines and a holder of 35 percent of Octavian prior to the Share Exchange Transaction, participated in the Private Placement by investing US$5 million. The net proceeds received by Octavian Global after the payment of all offering expenses including, without limitation, legal fees, accounting fees and cash commissions paid to certain finders (described below) was US$10,199,812.64.

Octavian also entered into a finder’s agreement with Oppenheimer & Co. Inc. (“Oppenheimer”), whereby Oppenheimer was engaged to act as a finder, but not as an agent, to the Company in connection with the Private Placement. Pursuant to this finder’s agreement, the Company paid Oppenheimer a cash finders fee of US$1,091,172.13 out of the proceeds of the Private Placement. The Company also issued to Oppenheimer and/or its designees 5-year warrants to purchase, in the aggregate, 309,677 shares of our Common Stock at an exercise price of US$3.10 per share. The warrants are substantially on the same terms and include the same provisions as those issued to investors in the Private Placement and, similarly the exercise price of these warrants was not adjusted as a result of the Reverse Stock Split described above.

At the closing of the private placement, we paid the escrow agent US$2,500, AGI US$30,000 for legal fees, Vicis Capital Master Fund US$30,000 for legal fees and US$75,000 in origination fees, and North East Finance (a finder for one of the investors) US$80,000 in origination fees along with a five-year warrant to purchase up to 25,806 shares of our Common Stock at an exercise price of US$3.10, the US$80,000 of which was netted out of the fee we paid to Oppenheimer.

Pursuant to the Private Placement and the Purchase Agreement, Octavian and the Company made representations and warranties to the investors regarding Octavian’s business, operations and affairs, and agreed to indemnify and hold each of them and each of their affiliates harmless for breaches of Octavian’s representations, warranties and covenants contained in those agreements, subject to certain limitations. The representations and warranties of the Company in the purchase agreements (and in any related documents or agreements) do not state all of the facts necessary to completely and accurately represent the true state of Octavian’s affairs, and are subject to significant qualifications and exceptions. Rather, such representations and warranties are primarily intended to serve as an allocation of risk among Octavian and the investors. Accordingly, such representations and warranties should not be relied upon or viewed as accurate statements of actual facts or disclosure by Octavian.

 Agreements with AGI

Octavian is a non-exclusive distributor for AGI in various countries in Latin America, and Octavian’s wholly-owned subsidiary Casino & Amusement Technology Supplies is a non-exclusive AGI distributor in Russia and the Commonwealth of Independent States member countries. As such, AGI is and has been Octavian’s largest supplier and, prior to the closing of the Share Exchange, Octavian had outstanding accounts payables of approximately €18,756,207 as of September 30, 2008 (US$27,100,843.49 based on the September 30, 2008 Exchange Rate of €1=US$1.4449). Pursuant to certain agreements between AGI and Octavian entered into immediately prior to the Share Exchange, AGI and Octavian agreed to the following:

•
AGI converted €4 million (US$5,114,000 based on the October 30, 2008 Exchange Rate of €1=US$1.27850) of accounts payable to it by Octavian into 652 Ordinary Shares of Octavian, representing 35 percent of the outstanding share capital of Octavian.

•
AGI restructured an additional €8 million of accounts payable (US$10,876,800 based on the March 25, 2009 Exchange Rate of €1=US$1.3596) into a four-year loan, which accrues interest at a rate of three month USD LIBOR plus four percent (4%) (capped at a maximum rate of eight percent (8%)) per year, and is payable in equal monthly installments of €166,666.67 (US$226,600 based on the March 25, 2009 Exchange Rate of €1=US$1.3596) over a period of 48 months, that commenced on October 31, 2008. As of March 25, 2009, we are current with all payments due to AGI. As security for the obligation, Octavian granted AGI a security interest in the IP Rights.

•	AGI invested US$5 million in the Private Placement.

•
Octavian agreed to repay outstanding accounts payable to AGI, as of the closing date of the Private Placement, in an aggregate amount of €6,756,207 (US$8,637,810.65 based on the October 30, 2008 Exchange Rate of €1 = US$1.2785) as follows: €2 million (US$2,557,000 based on the October 30, 2008 Exchange Rate of €1 = US$1.2785) from the proceeds of the Private Placement and the remaining balance in four equal installments of €1,189,051.45 payable on November 30, 2008, December 31, 2008, January 31, 2009 and February 28, 2009.  The initial payment of €2 million was made from the proceeds of the Private Placement.  The Company is currently late on all four payments owed to AGI.  The aggregate amount of these payments owed is approximately €4.7 million (US$6,390,120 based on the March 25, 2009 exchange rate of € 1 = US$1.3596).  As a result of the Company’s failure to make these payments in a timely manner, it is not currently in compliance with certain agreements entered into with AGI in connection with the share exchange and financing transactions consummated by the Company on October 30, 2008.   The Company is currently having discussions with AGI regarding the settlement of these accounts and based on conversations with AGI, does not believe that AGI currently intends to enforce any rights it may have with respect to the failure to make such payments.

Agreements with PacificNet

On December 7, 2007, (i) Octavian, Emperor and Ziria entered into the PacificNet Acquisition Agreement with (ii) PacificNet,. The terms of the PacificNet Acquisition Agreement provided for the acquisition by PacificNet of all of the outstanding securities of Emperor. This acquisition was completed on January 22, 2008, upon which Emperor became a direct wholly-owned subsidiary of PacificNet and Octavian became an indirect wholly-owned subsidiary of PacificNet. The purchase price payable by PacificNet was (i) up to 2,330,000 shares of PacificNet’s common stock, representing approximately 19.5 percent of PacificNet’s then outstanding shares of common stock and (ii) the Earn-Out Amount. The shares of PacificNet common stock were required to be placed in escrow at closing and were to be released upon the satisfaction of certain requirements under the PacificNet Acquisition Agreement. Additionally, the Earn-Out Amount was to be paid to Octavian over a period of time in installments from 2009 through 2012. In connection with the agreement, Harmen Brenninkmeijer was named to the board of directors of PacificNet and entered into the Service Agreement with PacificNet. Mr. Brenninkmeijer never performed any services for PacificNet, and neither PacificNet nor Octavian ever compensated him under the terms of the Executive Service Agreement.

On May 14, 2008, all of the parties to the PacificNet Acquisition Agreement entered into the PacificNet Termination Agreement. The Service Agreement also was terminated. As a result of the termination of the PacificNet Acquisition Agreement, neither the remaining consideration shares of PacificNet common stock (being 1.1 million) nor any of the Earn-Out Amount were transferred/paid to Ziria, and all shares of Emperor were returned to Ziria and the 1.2 million shares of PacificNet common stock to Ziria were returned to PacificNet. Upon the consummation of this transaction, Emperor was no longer a direct subsidiary of PacificNet, nor was Octavian any longer an indirect subsidiary of PacificNet. Harmen Brenninkmeijer resigned from the board of directors of PacificNet on May 21, 2008. PacificNet paid Sterne Agee & Leach, Inc., a company that acted as a consultant to Octavian for the PacificNet Acquisition, 30,000 PacificNet shares.

In satisfaction of its obligations under the PacificNet Termination Agreement, Octavian issued to PacificNet 61 Ordinary Shares of Octavian International prior to the Share Exchange, which were exchanged for 199,333 shares of our Common Stock. As part of its settlement agreement with PacificNet, Inc., PacificNet was granted the one-time right to purchase up to a number of shares that would cause its ownership of Octavian International as of the date of exercise of the option to equal 5% of the equity of Octavian International provided that such right is exercised prior to May 14, 2009.

PacificNet also agreed, under the terms of the PacificNet Termination Agreement, to issue 500,000 shares of PacificNet’s common stock to Octavian as it directs. Octavian has directed that these shares be issued to Ziria. These PacificNet shares will be subject to a one-year lock up and sale restriction, any sale of these shares must be communicated to PacificNet in advance, PacificNet has the right of refusal to arrange buyers for the shares, and PacificNet will be entitled to half of the net gain on any partial sale of PacificNet shares.

PacificNet and Octavian further agreed, under the terms of the PacificNet Termination Agreement, to use reasonable endeavors to formalize the following business opportunities:

•
A non-exclusive distribution agreement and license pursuant to which PacificNet will be appointed as a distributor of Octavian’s products in Macau, provided that eBet would be the only other distributor permitted to distribute Octavian’s products in that territory; and

•	A joint venture relationship relating to the development of future business opportunities in Macau and other territories in Asia.

Upon receipt of funding, Octavian agreed to pay PacificNet US$200,000 in consideration for PacificNet’s localization and language translation of Octavian’s products into the Chinese language. Additionally, Octavian agreed to use its reasonable endeavors to meet minimum sales targets from the sale of PacificNet’s machines of: US$4 million during the twelve month period ended mid-year 2009 and US$6 million during the twelve month period ended mid-year 2010. Octavian’s commitment to achieving these targets was agreed to by Octavian undertaking to use its reasonable endeavors to comply. PacificNet agreed to provide appropriate support to assist in achieving these goals. On January 5, 2009, Octavian received a letter from PacificNet pursuant to which it has asserted a claim against Octavian for certain alleged events of default by Octavian   under the PacificNet Termination Agreement (the “Claim”).  Pursuant to the Claim, PacificNet has demanded payments, in an aggregate amount of $280,000, for certain services allegedly performed by PacificNet, as well as the reimbursement of certain expenses related to prior transactions between the parties.  The Company’s management has reviewed the Claim and believes that it is without merit and plans to defend against any actions taken by PacificNet accordingly.

Agreement with Lilac

Lilac performed consulting services for Octavian in connection with the Share Exchange and Private Placement for which Octavian issued 149 Ordinary Shares of Octavian International in consideration for such services, which were exchanged for 492,333 shares of our Common Stock.

Indemnification Agreements

The Company has not currently entered into indemnification agreements with any of its officers or directors but may do so in the future.

Item 14.   Principal Accountant Fees and Services

Our principal outside auditor is Kabani & Co. (“Kabani”). Set forth below are the fees and expenses for Kabani for each of the last two years for the following services provided to us:

	2008	2007

Annual Audit Fees	$115,000	$145,000

Audit-Related Fees	$80,000	$—

Tax Fees	$—	$—

Other Fees	$—	$—

Total Fees	$195,000	$145,000

Part IV

Item 15. Exhibits, Financial Statement Schedules

a)
The financial statements included as part of this Form 10-K are identified in the index to the financial statements appearing in Item 8 of this Form 10-K and which index is incorporated in this Item 15 by reference.

b)	Exhibits

Exhibit Number and Document Description

Exhibit	Description

2.1	Share Exchange Agreement by and among Octavian International Limited, House Fly Rentals, Inc., Robert McCall and the shareholders of Octavian International Limited , dated October 30, 2008 (1)

2.2	Agreement and Plan of Merger between House Fly Rentals, Inc. and Octavian Global Technologies, Inc., dated as of October 30, 2008 (1)

3(i).1	Amended and Restated Articles of Incorporation, as filed with the Secretary of State of Nevada on December 1, 2008 (2)

3(i).2	Articles of Merger, as filed with the Secretary of State of Nevada on November 3, 2008 (1)

3(ii).1	Amended and Restated Bylaws (1)

4.1	Form of Debenture pursuant to the Securities Purchase Agreement between Octavian Global Technologies, Inc. (f/k/a House Fly Rentals Inc. and certain purchasers, dated October 30, 2008 (1)

4.2	Form of Warrant pursuant to the Securities Purchase Agreement between Octavian Global Technologies, Inc. (f/k/a House Fly Rentals Inc. and certain purchasers, dated October 30, 2008 (1)

4.3	Form of Warrant pursuant to the Employment Agreement by and between Octavian Global Technologies, Inc. and Harmen Brenninkmeijer, dated October 30, 2008 (1)

4.4	Specimen of Common Stock Certificate (3)

5.1	Opinion and Consent of The O’Neal Law Firm, P.C.(4)

10.1	EZpay Distributorship Agreement between Octavian International Europe and IGT Europe, dated October 3, 2007 (1)

10.2	Software Escrow Agreement between Austrian Gaming Industries GmbH, Octavian International and NCC Escrow International Limited, dated, October 30, 2008 (1)

10.3	Lilac Advisors, LLC Engagement Letter, dated April 24, 2008 (1)

10.4	Framework Agreement by and among Octavian International Limited, Ziria Enterprises Ltd, Harmen Brenninkmeijer and Austrian Gaming Industries GmbH dated August 11, 2008 (1)

10.5	Intellectual Property Rights Transfer Agreement by and among Octavian International Limited, Ziria Enterprises Ltd, Harmen Brenninkmeijer and Austrian Gaming Industries GmbH dated October 30, 2008 (1)

10.6	Loan Agreement between Austrian Gaming Industries GmbH and Octavian International Limited dated October 30, 2008 (1)

10.7
Deed of Amendment by and among Ziria Enterprises Limited, PacificNet Games International Corporation, PacificNet Inc., Octavian International Limited and Emperor Holdings Limited, dated May 14, 2008 (1)

10.8
Acquisition Agreement by and among Ziria Enterprises Limited, PacificNet Games International Corporation, PacificNet Inc., Octavian International Limited and Emperor Holdings Limited, dated December 7, 2007 (1)

10.9
Contract of Rendering of Services No. ACP-01-08 between Firm Profit and Octavian SPb Ltd., dated November 23, 2007, as amended by the Additional Agreement No 1 to the Contract of Rendering of Services No ACP-01-08, dated January 1, 2008, as further amended by the Additional Agreement to the Contract of Rendering of Services No. ACP-01-08, dated January 21, 2008, as further amended by the Additional Agreement to the Contract of Rendering of Services No ACP-01-08, dated February 1, 2008 (1)*

10.10
Contract for Rendering Services No. ACP-03-08 between SPM 1 and Octavian International Ltd., dated November 23, 2007, as amended by the Additional No 1 to the Contract of Rendering of Services No ACP-03-08, dated January 1, 2008 (1)*

10.11
Contract of Rendering of Services No ACP-02-08 between Jackpot LLC and Octavian International Limited, dated November 23, 2007, as amended by the Additional No 1 to the Contract of Rendering of Services No ACP-02-08, dated January 1, 2008 (1)*

10.12	Securities Purchase Agreement between Octavian Global Technologies, Inc. (f/k/a House Fly Rentals Inc.) and certain purchasers, dated October 30, 2008 (1)

10.13	Employment Agreement by and between Octavian Global Technologies, Inc. and Harmen Brenninkmeijer, dated October 30, 2008 (1)

10.14	Service Agreement between Octavian International Limited and Peter Moffitt dated October 16, 2008 (1)
10.15	Statement of Particulars of Employment From Octavian International Ltd. to Peter Brenninkmeijer, dated March 15, 2008 (1) Change to €

10.16	Letter Agreement between Octavian International Limited and Oppenheimer & Co. Inc., dated October 8, 2008 (1)

10.17	Amendment No. 1 to Employment Agreement between Octavian Global Technologies, Inc. and Harmen Brenninkmeijer dated December 8, 2008 (5)

16.1	Letter dated November 10, 2008 to the Securities and Exchange Commission from John Kinross-Kennedy, C.P.A.(6)

21	Subsidiaries (7)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-4(a)) (7)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)) (7)

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)) (7)

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)) (7)

(1) Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2008 (File No. 333-146705)
(2) Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2008 (File No. 333-146705)
(3) Incorporated by reference from the Company’s Post Effective Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on January 22, 2009 (File No. 333-146705)
(4) Incorporated by reference from the Company’s Registration Statement on Form SB-2 filed with the SEC on October 15, 2007
(5) Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2009 (File No. 333-146705)
(6) Incorporated by reference from the Company’s Current Report on Form 8-K/A filed with the SEC on November 10, 2008
(7) Filed herewith

*   Confidential treatment requested with respect to portions of this document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the United Kingdom on March __, 2009.

OCTAVIAN GLOBAL TECHNOLOGIES, INC.

Dated: March 30, 2009	By:	/s/Harmen Brenninkmeijer
Harmen Brenninkmeijer
Chairman and Chief Executive Officer

Dated: March 30, 2009	By:	/s/Peter Brenninkmeijer
Peter Brenninkmeijer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harmen Brenninkmeijer	Chairman and Chief Executive Officer	March 30, 2009
Harmen Brenninkmeijer	(Principal Executive Officer)

/s/ Peter Brenninkmeijer	Chief Financial Officer and Director	March 30, 2009
Peter Brenninkmeijer	(Principal Financial Officer and Principal
Accounting Officer)

/s/ Peter Moffitt	President and Director	March 30, 2009
Peter Moffitt

OCTAVIAN GLOBAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Octavian Global Technologies, Inc. and Subsidiaries.

We have audited the accompanying consolidated balance sheets of Octavian Global Technologies Inc and Subsidiaries as of December 31, 2008 and December 31, 2007, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Octavian Global Technologies Inc and Subsidiaries as of December 31, 2008 and December 31, 2007 and the results of their consolidated operations and cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  During the year ended December 31, 2008, the Company incurred net losses of $10,783,753.  In addition, the Company has working capital deficit of $974,010 and accumulated deficit of $25,744,772 as of December 31, 2008. Also, the Company’s operations are mainly dependent upon one major supplier Austrian Gaming Industries to whom the Company owes approximately $17 million in accounts payable and notes payable as at December 31, 2008. These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KABANI & COMPANY, INC.

LOS ANGELES, CA

March 16, 2009

Octavian Global Technologies, Inc. and Subsidiaries Consolidated Balance Sheets As of December 31, 2008 and 2007

	2008	2007
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$2,829,641	$2,437,646
Accounts receivable, net of allowance for
doubtful accounts of $11,474,117 and $11,355,176	7,038,708	8,023,575
Loans receivable	469,161	-
Loans receivable - related parties	673,235	-
Inventory, net	1,475,826	2,217,118
Prepaid expense and other current assets	5,158	9,464
Other receivable	2,083,007	2,508,911

Total current assets	14,574,736	15,196,714

PROPERTY AND EQUIPMENT, net	1,386,246	692,284

INVESTMENT ON EQUITY METHOD	226,094	-

INTANGIBLE ASSETS, net	2,759,572	1,819,142

OTHER ASSETS	-	85,509

TOTAL ASSETS	$18,946,648	17,793,649

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$7,097,203	$21,456,961
Accrued expenses	2,887,280	3,230,233
Current portions of Loans Payable	3,658,324	3,600,166
Customer deposits	397,482	2,849,939
Unearned revenue	845,057	744,128
Shares to be issued to an officer	663,400	-

Total current liabilities	15,548,746	31,881,427

LONG TERM LIABILITIES:
Loans Payable	7,796,931	531,016
Convertible debenture, net	10,244,505	-
	18,041,436	531,016

MINORITY INTEREST IN SUBSIDIARIES
Minority stockholders' interests	36,798	30,522
	36,798	30,522

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value; 75,000,000 shares authorized;
7,802,408 and 3,294,050 issued and outstanding at December 31, 2008
and 2007, respectively	7,802	3,294
Additional paid-in capital	5,781,837	-
Other comprehensive income	5,274,801	308,409
Accumulated deficit	(25,744,772)	(14,961,019)
Total stockholders' deficit	(14,680,332)	(14,649,316)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$18,946,648	$17,793,649

The accompanying notes are an integral part of these consolidated financial statements

Octavian Global Technologies, Inc. and Subsidiaries Consolidated Statements of Operations and Other Comprehensive Loss For The Years Ended December 31, 2008 and 2007

	2008	2007
Net Revenue
Systems	7,912,485	8,260,568
Games	2,263,159	966,524
Lottery	100,498	-
Supplies	29,350,925	14,311,366
Total Net Revenue	$39,627,067	$23,538,458

Cost of Sales
Systems	1,914,228	6,649,923
Games	1,337,657	784,272
Lottery	248,060	-
Supplies	24,744,186	9,805,389
Total Cost of Revenue	28,244,131	17,239,584

Gross profit	11,382,936	6,298,874

Operating expenses
General, administrative and selling expenses	16,792,256	25,216,672
Depreciation and amortization	800,670	827,173
Impairment of goodwill	-	471,611
Research and development	94,005	-
Total operating expenses	17,686,931	26,515,456

Loss from operations	(6,303,995)	(20,216,582)

Non-operating income (expense):
Other income (expense)	189,969	(24,471)
Interest income (expense)	(652,011)	(268,135)
Share of earnings (loss) in equity investment	273,237	(160,610)
Foreign currency transaction loss	(4,103,630)	141,620
Minority interest	(6,276)	(34,051)
Gain on disposal of fixed assets	340,823	32,224
Capital raising fees	(134,507)	-

Total non-operating income (expense)	(4,092,395)	(313,423)

Net loss before taxes	(10,396,390)	(20,530,005)

Taxation	387,363	(1,583,549)

Net Loss	(10,783,753)	(18,946,456)

Other comprehensive income
Foreign currency translation adjustment	4,966,392	(254,186)

Comprehensive Loss	$(5,817,361)	$(19,200,642)

Weighted average shares outstanding - basic and diluted :
Basic and diluted	4,008,388	3,294,050

Loss per share:
Continuing operations	$(2.69)	$(5.75)

The accompanying notes are an integral part of these consolidated financial statements

Octavian Global Technology, Inc. and Subsidiaries Consolidated Statement of Stockholders’ Deficit For The Years Ended December 31, 2008

			Additional	Other	Accumulated	Total
	Common Stock		Paid-in	Comprehensive	Income	Stockholders'
	Shares	Amount	Capital	Income (Loss)	(Deficit)	Deficit

Balance, December 31, 2006	3,294,050	$3,294	$-	$562,595	$3,985,440	$4,551,329

Change in foreign currency translation gain	-	-	-	(254,186)	-	(254,186)

Net loss	-	-	-	-	(18,946,459)	(18,946,459)

Balance, December 31, 2007	3,294,050	3,294	-	308,409	(14,961,019)	(14,649,316)

Shares issued in settlement of account payable	2,147,574	2,148	5,109,115	-	-	5,111,263

Shares issued for consulting services	490,797	491	219,595	-	-	220,086

Shares issued in satisfaction of obligations	200,930	201	89,799	-	-	90,000

Shares issued in connection with reverse merger	1,345,318	1,345	17,330	-	-	18,675

Shares repurchased and cancelled	(597,919)	(598)	(299,402)	-	-	(300,000)

Shares issued with convertible debenture	921,658	921	444,375	-	-	445,296

Warrant expense for employee compensation	-	-	109,130	-	-	109,130

Warrants issued with convertible debenture	-	-	84,087	-	-	84,087

Warrants issued as finders fee	-	-	6,607	-	-	6,607

Warrants issued as financing costs	-	-	1,201	-	-	1,201

Change in foreign currency translation gain	-	-	-	4,966,392	-	4,966,392

Net loss	-	-	-	-	(10,783,753)	(10,783,753)

Balance, December 31, 2008	7,802,408	$7,802	$5,781,837	$5,274,801	$(25,744,772)	$(14,680,332)

The accompanying notes are an integral part of these consolidated financial statements

Octavian Global Technologies, Inc. and Subsidiaries Consolidated Statements of Cash Flows For The Years Ended December 31, 2008 and 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,783,753)	$(18,946,456)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	800,670	827,173
Impairment of goodwill	-	471,611
Foreign exchange gain/loss	4,103,630	(141,620)
Gain/loss on disposal of fixed assets	(340,823)	(32,224)
Gain/loss attributed to minority interest in subsidiaries	6,276	34,051
Bad debt expense	1,330,497	9,390,170
Share of earnings (loss) in equity investment	(273,237)	160,610
Shares of common stock issued to an officer	663,400
Amortization of debt discounts	60,503	-
Shares of common stock issued for consulting services	220,086	-
Warrant expense for financing costs	7,808	-
Warrant expense for an officer	109,130
(Increase) / decrease in assets:
Accounts receivable	(5,732,299)	989,970
Other receivable	(339,881)	654,559
Inventory	167,452	1,384,411
Prepaid expense	2,178	(3,351)
Other assets/debt issuance cost	(2,286,614)	(85,701)
Increase / (decrease) in current liabilities:
Accounts payable	6,175,967	2,881,635
Accrued expenses & unearned revenue	1,886,646	(495,600)
Customer deposits	(2,137,605)	2,205,309

Net cash used in operating activities	(6,359,969)	(705,453)

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in:
Collections on loans from related parties	48,976	-
Purchases of loans receivable	(1,434,023)	-
Purchases of property and equipment	(1,496,684)	(206,950)
Purchases of intangibles	(1,945,085)	(1,793,237)
Cash acquired in reverse merger	18,675	-

Net cash used in investing activities	(4,808,141)	(2,000,187)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments on) short term overdrafts and loans	(1,408,351)	4,071,195
Proceeds from issuance of convertible debenture	13,000,000	-
Repurchase of shares of common stock	(300,000)	-
Issuance of notes payable	1,239,668	-

Net cash provided by financing activities	12,531,317	4,071,195

Effect of exchange rate changes on cash and cash equivalents	(971,212)	17,494

NET INCREASE IN CASH & CASH EQUIVALENTS	391,995	1,383,049

CASH & CASH EQUIVALENTS, BEGINNING OF YEAR	2,437,646	1,054,597

CASH & CASH EQUIVALENTS, END OF YEAR	$2,829,641	$2,437,646

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$554,283	$268,000
Income taxes paid	$720,866	$291,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Issuance of common stock to settle accounts payable	$5,111,263	$-
Issuance of common stock in repayment of accounts payable	$90,000	$-
Reclassification of account payable to note payable	$10,188,000	$-

The accompanying notes are an integral part of these consolidated financial statements

Octavian Global Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2008 and 2007

Note 1 – The Company and Summary of Significant Accounting Policies

Organization and Line of Business

The Company is a leading global provider of a full end-to-end suite of gaming systems and products. The Company is the largest independent provider of networked Casino Management Systems (CMS), leading edge games and advanced gaming products serving casinos, AWP (Amusement with Prizes) and lotteries in over 30 countries.

The Company’s primary focus is to establish long lasting relationships with customers by providing a full end-to-end suite of innovative gaming solutions. Delivered through the Company’s core businesses, OctaSystems, OctaGames, OctaSupplies and OctaLotto, the Company provides comprehensive solutions and infrastructure systems allowing both large and small operators to increase efficiency, profitability and control while bringing their customers top-of-the-line, innovative, downloadable and installed games.

On October 30, 2008 House Fly Rentals, Inc (“Rentals”) a Nevada corporation, entered into a Share Exchange Agreement with  Octavian International Limited (“Octavian”) and the holders of all of the issued and outstanding securities of the Octavian by which all of the securities of Octavian were exchanged for securities in Rentals. Pursuant to the terms of the Share Exchange Agreement, Rentals acquired 100 percent of the issued and outstanding shares of the Octavian. Accordingly, the merger was accounted for as a reverse acquisition of Rentals by Octavian and resulted in a recapitalization of Octavian in a manner similar to the pooling of interest method. Concurrent with the merger, the name of Rentals was changed to Octavian Global Technologies, Inc (“the Company”) effective November 30, 2008.

Pursuant to the terms of the Share Exchange Agreement, Octavian Global Technologies, Inc. issued to the Company’s securities holders an aggregate of 30,773,386 shares of House Fly Common Stock, resulting from the exchange of approximately 16,527 shares of Octavian Global Technologies, Inc.’s common stock, par value US$0.001 per share (“Common Stock”), for each outstanding Ordinary Share of the Company exchanged by the Company’s securities holders.

Pursuant to the Purchase Agreement discussed in Note 13, on October 30, 2008, the Company effected a 1-for-5.0174 reverse stock split of its shares of Common Stock pursuant to which the conversion price of the Debentures (see Note 10) and the exercise price and number of shares under the Warrant (see Note 13), by each of their respective terms, shall not be adjusted as a result of the reverse stock split. All shares disclosed in these consolidated financial statements are stated on a post-split basis.

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred accumulated losses of $25,744,772 and working capital deficit of $974,010 as of December 31, 2008. In addition the Company’s operations are dependent on one major supplier, Austrian Gaming Industries, to whom the Company owes approximately $17 million as of December 31, 2008. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included, but not limited to: 1) focus on supply sales to minimize the capital need at this stage; 2) financial restructuring by changing part of the outstanding accounts payable to equity, which was finalized in connection with the share exchange on October 30, 2008 (see Note 14); 3) financial restructuring by changing part of the outstanding accounts payable into a 4 year loan at Libor plus 4% annual interest with a cap of  8% per annum, which was finalized in connection with the share exchange on October 30, 2008 (see Note 14); 4) issuance and /or restructure of new long-term convertible debentures, also finalized in connection with the share exchange on October 30, 2008 (see Note 14); 5) continuous focus on reductions in cost where possible.

Octavian Global Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2008 and 2007

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Octavian Global Technologies, Inc. and its subsidiaries as follows:

Subsidiary	Place Incorporated	% Owned
Octavian International Ltd.	England and Wales	100
Casino Amusement Technology Supplies Ltd.	England and Wales	100
Octavian Latin America S.A.	Colombia	89.7
Octavian International (Europe) Ltd.	England and Wales	100
Octavian International (Latin America) Ltd.	England and Wales	100
Octavian Ukraine	Ukraine	100
Octavian SPb	Russia	100
Atlantis	Russia	100
Argelink S.A.	Argentina	100
Octavian Italy Srl	Italy	50
Octavian Germany Limited	England and Wales	51
Octavian Germany GmbH (a wholly owned subsidiary of Octavian Germany Limited)	Germany	51

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s subsidiaries in UK has functional currency is the British Pound (GBP) and the Company’s other subsidiaries use their local currencies: Colombian Peso (COP); Russian Rouble (RUB); Argentine Peso (ARS); Euro (EUR) and Ukraine Hryvnia (UAH), as their functional currency.  However, the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Octavian Global Technologies, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Areas that require estimates and assumptions include valuation of accounts receivable, other receivables, and inventory determination of useful lives of property and equipment, and intangible assets, and estimation of certain liabilities.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. At December 31, 2008 and 2007, the balance in allowance for doubtful accounts was $11,474,117 and $11,355,176, respectively.

Octavian Global Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2008 and 2007

Inventories

Inventory is stated at the lower of cost or market.  Cost is determined using the first in, first out method.  Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. As of December 31, 2008, the Company believes that the reserve is adequate.

Other Receivable

Other receivable consists of prepayments, accrued income generated in 2008 but invoiced after the year end and Value Added Tax recoverable.

Property & Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Computer Equipment	3 years
Gaming Equipment	3 years
Fixtures and fittings	4 - 5 years

Research and Development

Research and development costs are charged to expense as incurred until technological feasibility has been established. These costs consist primarily of salaries and direct payroll related costs. During the year ended December 31, 2008 and 2007 R&D expense amounted to $94,005 and $0 respectively.

Software Development Costs

Software development costs related to computer games and network and terminal operating systems developed by the Company are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed."  Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale.  When the software is a component part of a product, capitalization begins with the product reaches technological feasibility.  The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Capitalized software development costs are comprised primarily of salaries and direct payroll related costs and the purchase of existing software to be used in the Company's products.

Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed three years).  Management periodically compares estimated net realizable value by product with the amount of software development costs capitalized for that product to ensure the amount capitalized is not in excess of the amount to be recovered through revenues.  Any such excess of capitalized software development costs to expected net realizable value is expensed at that time.

Long-Lived Assets

The Company applies the provisions of  Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2008 and 2007, there were no significant impairments of its long-lived assets.

Octavian Global Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2008 and 2007

Intangible Assets

Intangible assets consist of product developments, intangible game developments, and game work-in-progress. All intangible assets are amortized over 3 years.

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Revenue is recognized when services are rendered to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and recoverability is reasonably assured. In particular, revenues from the sales of gaming equipment, other hardware, games and installation costs for systems are recognized on delivery; recurring revenues from systems are recognized in the period in which they are operated by our customers.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Unearned Revenue

Unearned revenue represents goods invoiced before year end but not delivered and therefore not included in revenue. These goods will be released into revenue once it is delivered. As at December 31, 2008 and 2007 unearned revenue amounted to $845,057 and $744,128 respectively.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs for the years ended December 31, 2008 and 2007 were $100,255 and $58,989 respectively.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of FIN 48, the company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48.  As a result of the implementation of Interpretation 48, the Company recognized no material adjustments to liabilities or stockholders’ equity.  When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

Octavian Global Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2008 and 2007

Concentration of credit risk

Cash includes cash on hand and demand deposits in accounts maintained within England, Colombia, Ukraine, Russia, Argentina, Italy and Germany. Certain financial instruments, which subject the Company to a concentration of credit risk, consist of cash. The Company does not maintain balances at financial institutions located in the United States. The balances held at financial institutions are not covered by the Federal Deposit Insurance Corporation. As of December 31, 2008 and 2007, the Company had deposits totaling $2,829,641 and $2,437,646, respectively. The Company has not experienced any losses in such accounts.

Foreign Currency Transactions and Comprehensive Income

The reporting currency of the Company is the U.S. dollar. The Company’s functional currency is the British Pound (GBP) and the Company’s subsidiaries use their local currencies: Colombian Peso (COP); Russian Rouble (RUB); Argentine Peso (ARS); Euro (EUR) and Ukraine Hryvnia (UAH), as their functional currency.  Assets and liabilities are translated using the exchange rates prevailing at the balance sheet date. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The Company recorded translation gains of $4,966,392 for the year ended December 31, 2008 and a loss of $254,186 for the year ended December 31, 2007. In accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Foreign Currency Transaction Gains and Losses

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.  For the years ended December 31, 2008 and 2007, the Company recorded a net transaction loss of approximately $4,103,630 and a gain of $141,620, respectively.  Historically, the Company has not entered into any currency trading or hedging transactions, although there is no assurance that the Company will not enter into such transactions in the future.

Minority Interest

In order to comply with Colombian law, a company needs to have a minimum of 5 stockholders, with a maximum stockholding of not more than 95% any individual stockholder.  The 4 external stockholders in the Colombian registered entity (Octavian Latin America SA) have a combined 10.3% stockholding in that company. The equity in the non-controlling interest in the Colombian entity has been classified as “Minority stockholders’ interests” in the accompanying consolidated balance sheets. Changes in equity in non-controlling interests arising from results of operations have been recorded as “Outside stockholders’ interests” in the accompanying consolidated statements of operations and other comprehensive income. Due to accumulated losses of this subsidiary, all losses have been absorbed by the Company.

The Company also owns a 51% interest in Octavian Germany Limited and Octavian Germany GmbH. Minority interests in these subsidiaries are included in the accompanied financial statements.

Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a Company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has determined that it has 3 reportable segments: Octavian Europe, Octavian CIS, and Octavian Latin America (See Note 18).

Octavian Global Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2008 and 2007

Basic and Diluted Losses Per Share

Earnings per share is calculated in accordance with the SFAS No. 128, “Earnings Per Share” (SFAS 128). Net earnings per share for all periods presented have been restated to reflect the adoption of SFAS 128. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  As of December 31, 2008 and 2007, the following potential dilutive shares were excluded from diluted loss per share for all periods presented because of their anti-dilutive effect.

	December 31, 2008	December 31, 2007
Warrants	$7,249,865	-
Convertible notes	4,608,290	-
Total	$11,858,155	$-

Fair value of financial instruments

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.  The three levels are defined as follow:

Level 1: inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and  inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3: inputs to the valuation methodology are unobservable and significant to the fair value measurement.

As of December 31, 2008, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Recent Pronouncements

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. The implementation of EITF 07-3 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141 R”), which replaced SFAS 141. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS 141R provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is evaluating the impact, if any, that the adoption of this statement will have on its consolidated results of operations or consolidated financial position.

Octavian Global Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2008 and 2007

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It is intended to eliminate the diversity in practice regarding the accounting for transactions between equity and noncontrolling interests by requiring that they be treated as equity transactions. Further, it requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary, among others. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption permitted, and it is to be applied prospectively. SFAS 160 is to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. The Company has not yet evaluated the impact that SFAS 160 will have on its consolidated financial position or consolidated results of operations.

In February 2008, the FASB issued FASB Staff Position No. 157-1 ("FSP 157-1"), "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13."  FSP 157-1 indicates that it does not apply under SFAS 13, "Accounting for Leases," and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. This scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141 or SFAS 141R, regardless of whether those assets and liabilities are related to leases.

Also in February 2008, the FASB issued FASB Staff Position No. 157-2 ("FSP 157-2"), "Effective Date of FASB Statement No. 157."  With the issuance of FSP 157-2, the FASB agreed to: (a) defer the effective date in SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), and (b) remove certain leasing transactions from the scope of SFAS 157. The deferral is intended to provide the FASB time to consider the effect of certain implementation issues that have arisen from the application of SFAS 157 to these assets and liabilities.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (“SFAS 161”). SFAS 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity's financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for interim periods and fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company does not anticipate that the adoption of SFAS 161 will have a material impact on its consolidated results of operations or consolidated financial position.

In April 2008, the FASB issued 142-3 “Determination of the useful life of Intangible Assets”, which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS142. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. The Company is currently evaluating the impact that adopting SFAS No.142-3 will have on its financial statements.

Octavian Global Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2008 and 2007

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect the adoption of SFAS 162 will have a material impact on its consolidated results of operations or consolidated financial position.

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1 ("FSP APB 14-1"), "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)."  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact that FSP APB 14-1 will have on its consolidated results of operations or consolidated financial position.

On June 16, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of FSP EITF 03-6-1 and the impact that its adoption will have on the consolidated results of operations or consolidated financial position.

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 (“EITF 07-5”), “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.”  EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133  “Accounting for Derivatives and Hedging Activities,”  specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in Peru. The Company is currently evaluating the impact of the adoption of EITF 07-5 on the accounting for related warrants transactions.

In June 2008, FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5.” The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5,  “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,”  that result from EITF 00-27 “ Application of Issue No. 98-5 to Certain Convertible Instruments,”  and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  EITF 08-4 is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. The Company is currently evaluating the impact of adoption of EITF 08-4 on the accounting for the convertible notes and related warrants transactions.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on the Company’s consolidated results of operations or consolidated financial position.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on the Company’s consolidated financial statements.

Octavian Global Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2008 and 2007

Note 3 - Other Receivable

Other receivables comprises of the following:

	December 31, 2008	December 31, 2007
Prepayments	$717,667	$646,224
VAT	603,360	625,594
Other debtors	86,856	695,886
Supplier commissions	-	538,052
Loans to employees	-	3,155
Others	675,124	-
Total	$2,083,007	$2,508,911

Note 4 – Inventory

Inventory is as follows:

	December 31, 2008	December 31, 2007
Raw materials	$675,860	$436,748
Work in process	351,186	517,510
Finished goods	754,900	2,197,613
Other inventory	239,634	-
Total	2,021,580	3,151,871
Less reserve for obsolescence	(545,754)	(934,753)
Inventory, net	$1,475,826	$2,217,118

Note 5 – Loans Receivable

Loans receivable comprises the following:

	December 31, 2008	December 31, 2007
Mutual International Ltd.	$99,950
Be First Group, Inc.	296,852
Gex Technologies Ltd.	72,359
Total	$469,161	$-

The Mutual International loan relates to a $100,000.00 loan bearing interest at 8% per annum. This short term unsecured loan was entered into on the December 18, 2008 and is due on March 30, 2009.   Mutual International is a partner in our African lottery operations.

The Be First Group loan is unsecured and non interest bearing. The value of the loan is $297,000 as at November 20, 2008 when it was first made. Mutual International is owned by Be First Group.

Octavian Global Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2008 and 2007

Gex Technology loan is a short term loan signed on December 22, 2008. The loan is due on the June 30, 2009. This loan of ₤50,000 (USD 72,000) is secured over the source codes and assets of the ‘Spot the Ball’ game developed by Gextech. There’s a 9% interest on the loan. No interest is accrued as of December 31, 2008 as the amount was insignificant.

Note 6 – Property and Equipment

The following are the details of the property and equipment:

	December 31, 2008	December 31, 2007
Computer Equipment	$785,410	$1,525,247
Gaming Equipment	1,410,579	1,773,029
Fixtures and fittings	368,729	174,950
Total	2,564,718	3,473,226
Less accumulated depreciation	(1,178,472)	(2,780,942)
Property and equipment, net	$1,386,246	$692,284

Depreciation expense for the years ended December 31, 2008 and 2007 was $306,373 and $719,772, respectively.

Note 7 – Intangible Assets

The following are the details of intangible assets:

	December 31, 2008	December 31, 2007
Product Development	$1,139,051	$1,110,299
Customer contract	816,244	816,244
Game Development	887,381	-
Work in progress	663,948	-
Total	3,506,624	1,926,543
Less Accumulated amortization	(747,052)	(107,401)
Intangibles, net	$2,759,572	$1,819,142

 Amortization expense for the years ended December 31, 2008 and 2007 was $494,297 and $107,401, respectively.  Amortization expense for the years ended December 31, 2009, 2010, 2011, 2012 and 2013 is expected to be $757,276, $757,276, $186,805, $0 and $0, respectively.

The Company capitalized the costs of developing its proprietary hardware under ‘Product Development’ which represents the amount capitalized in developing Maverick machines. Following the launch of this product, the hardware is being amortized over 3 years.

The customer contract was acquired as part of the assets of Argelink following the purchase of the remaining 50% of the shares of Argelink on August 17, 2007. The contract is being amortized over 3 years. Game development and Work in progress relates to the development of our proprietary games. They are amortized over 3 years following their completion.

Note 8 – Loans Payable

Loans payable consist of the following:

The following are the details of short term loans payable:

	December 31, 2008	December 31, 2007
Loan payable to eBet Limited	$-	$2,915,027
Loan payable to Mediciones Urbanas	629,686	1,071,016
Loan from PacificNet	52,448	-
Loan from Austrian Gaming Industries (“AGI”)	10,566,427	-
Bank overdrafts	87,955	145,139
Other loans	118,739	-
Total	11,455,255	4,131,182
Less current portion	(3,658,324)	(3,600,166)
Long Term portion	$7,796,931	$531,016

Octavian Global Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2008 and 2007

Octavian is a non-exclusive distributor for AGI in various countries in Latin America, and Octavian’s wholly-owned subsidiary Casino & Amusement Technology Supplies is a non-exclusive AGI distributor in Russia and the Commonwealth of Independent States member countries. As such, AGI is and has been Octavian’s largest supplier and, prior to the closing of the Share Exchange (see Note 14), Octavian had outstanding accounts payables to AGI.

Pursuant to certain agreements between AGI and Octavian entered into immediately prior to the Share Exchange, AGI and Octavian agreed to the following on October 30, 2008:

•
AGI converted €4 million (USD $5,111,263) of accounts payable to it by the Company into 2,147,574 common shares of the Company, representing 28% percent of the outstanding common shares of the Company at December 31, 2008.

•
AGI restructured an additional  €8 million  (USD $10,226,400 based on the October 30, 2008 Exchange Rate of €1=US$1.2783) into a four-year loan, which accrues interest at a rate of three-month USD LIBOR plus four percent (4%) (capped at a maximum rate of eight percent (8%)) per year, and will be payable in equal monthly installments of €166,667 (USD $213,050 based on the October 30, 2008 exchange rate of €1=USD $1.2783) over a period of 48 months, commencing on October 31, 2008. As security for the obligation, the Company granted AGI a security interest in all intellectual property rights (including rights in software) in certain of the Company’s intellectual property, including the source and object code for the Company’s Accounting, Control, and Progressives product; the Company’s Maverick product and any modifications; and the Company’s Maverick games and any modifications,  ExtraCash and Advanced Gaming Engine, along with all related materials (the “IP Rights”).

•	AGI invested USD $5,000,000 in the Private Placement. (see Note 14)

•
The Company repaid AGI €2 million (USD $3,255,830 based on the October 30, 2008 Exchange Rate of €1=US$1.2783) of accounts payable at the closing of the Private Placement (see Note 14) and the Company was due to repay the remaining accounts payable balance in four equal installments of €1,189,051 (USD $1,519,964 based on the October 30, 2008 Exchange Rate of €1=USD $1.2783) on November 30, 2008, December 31, 2008, January 31, 2009, and February 28, 2009. No payments have been made to date.

•	As of December 31, 2008, the Company had outstanding accounts payable to AGI of €4,465,086 (USD $6,290,668 based on the October 30, 2008 Exchange Rate of €1=USD $1.4095).

The loan payable to Mediciones Urbanas is interest free. This loan was assumed as part of the acquisition of Argelink on August 17, 2007. The loan calls for payments of $45,000 monthly from the date of the acquisition until the loan’s maturity of January 2010.

Interest expense in 2008 and 2007 was $652,011 and $268,135, respectively.

Octavian Global Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2008 and 2007

Note 9 – Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities comprises of the following:

	December 31, 2008	December 31, 2007
Professional fees	$170,852	$701,304
Marketing costs	—	124,359
Property & equipment purchased	512,415	—
Air travel	—	66,167
Other travel costs	—	38,572
Legal fees	92,204	63,625
Sales commission	399,833	—
Accrued interest	—	137,195
Accrued bonus	98,305	426,593
Contractors’ fees	40,945	78,985
Other accrued expenses	—	681,624
Warranty provision	437,246	192,818
Other creditors	465,442	157,975
Other taxes	527,237	561,016
Accrued payroll	142,801	—
Total	$2,887,280	$3,230,233

Note 10 – Convertible Debenture Private Placement

On October 30, 2008, concurrent with the closing of the Share Exchange Transaction, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors and closed a private placement offering pursuant to which it raised gross proceeds of $13,000,000 and, among other things, issued and sold ten percent discount convertible debentures (“Debentures”) with an aggregate principal amount of $14,285,700 convertible into shares of the Company’s Common Stock (“Conversion Shares”) at an initial conversion price of $3.10, subject to adjustment other than for the contemplated reverse stock split discussed in Note 12. Additionally, investors in the Private Placement received (i) common stock purchase warrants to purchase up to an aggregate of 4,193,548 shares of Common Stock (2,096,774 shares at an initial exercise price of $3.10 per share (with 5 years life) and 2,096,774 shares at an initial exercise price of $4.65 per share (with 7 years life), which exercise prices and the number of shares exercisable thereunder are subject to adjustment other than for the reverse stock split discussed in Note 12 (the “Warrants”) and (ii) an aggregate of 921,658 shares of Common Stock (the “Shares,” and, together with the Debentures and Warrants, the “Private Placement Securities”). AGI, Octavian’s principal supplier of casino gaming machines and a holder of 35 percent of Octavian prior to the Share Exchange Transaction, participated in the Private Placement by investing $5 million (see Note 8). The net proceeds received by the Company after the payment of all offering expenses including, without limitation, legal fees, accounting fees and cash commissions paid to certain finders (described below) was $10,199,812.

Pursuant to the Purchase Agreement, the Company has agreed, promptly following the closing of the transactions contemplated under the Purchase Agreement, to effect a 1-for-5.0174 reverse stock split of its shares of Common Stock pursuant to which the conversion price of the Debentures and the exercise price and number of shares under the Warrant, by each of their respective terms, shall not be adjusted as a result of the reverse stock split.

The Company also entered into a finder’s agreement with Oppenheimer & Co. Inc. (“Oppenheimer”), whereby Oppenheimer was engaged to act as a finder, but not as an agent, to the Company in connection with the Private Placement. Pursuant to this finder’s agreement, the Company paid Oppenheimer a cash finder’s fee of US$1,091,172 out of the proceeds of the Private Placement. The Company also issued to Oppenheimer and/or its designees 5-year warrants to purchase, in the aggregate, 283,871 shares of Common Stock at an exercise price of US$3.10 per share.  The warrants are substantially on the same terms and include the same provisions as those issued to investors in the Private Placement and, similarly, the exercise price of these warrants will not be adjusted as a result of the reverse stock split described above.

Note 11 – Customer Deposits

Customer deposit represents those amounts that the Company receives in advance on order placement or on delivery or before delivery. Customer deposits amounted to $397,482 and $2,849,939 at December 31, 2008 and 2007, respectively.

Octavian Global Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2008 and 2007

Note 12 – Stockholders’ Equity

Of the 1,862 Ordinary Shares of Octavian International exchanged in the Share Exchange Transaction (see Note 13) for 30,773,274 common shares in House Fly Rentals, (which occurred prior to the Private Placement) (i) 652 common shares (2,147,574 common shares on a post-1-for-5.0174 reverse split basis) of Octavian International issued to AGI in connection with the conversion of certain accounts payable (see Note 8) were exchanged by AGI for 10,775,604 shares of House Fly common stock; (ii) 149 common shares (490,797 common shares on a post-1-for-5.0174 reverse split basis) of Octavian International issued to Lilac as compensation for consulting services were exchanged by Lilac for 2,462,523 shares of House Fly common stock; (iii) 61 common shares (200,930 common shares on a post-1-for-5.0174 reverse split basis) of Octavian International held by PacificNet were exchanged by PacificNet for 1,008,147 shares of House Fly common stock; and (iv) 1,000 common shares (3,293,937 common shares on a post-1-for-5.0174 reverse split basis) held by Ziria Enterprises Limited, the company that was then the sole shareholder of Octavian International (“Ziria”) (a company which is 100%-indirectly owned by Harmen Brenninkmeijer, our founder, Chief Executive Officer and a director of the Company) were exchanged for 16,527,000 shares of common stock.

On the Closing Date of the Share Exchange Agreement (see Note 13), the Company also entered into a repurchase agreement (the “Repurchase Agreement”) with Mr. McCall, pursuant to which the Company repurchased from Mr. McCall an aggregate of 597,919 shares (3,000,000 pre split shares) of House Fly common stock (the “Repurchase Shares”), which represented 44.4% of House Fly’s total common stock then issued and outstanding, for an aggregate purchase price of $300,000 (the “Repurchase”).

On October 30, 2008, the Company issued 921,658 common shares to investors in the convertible debenture private placement as discussed in Note 10.

Pursuant to the Purchase Agreement discussed in Note 13, on October 30, 2008, the Company effected a 1-for-5.0174 reverse stock split of its shares of Common Stock pursuant to which the conversion price of the Debentures (see Note 10) and the exercise price and number of shares under the Warrant (see Note 13), by each of their respective terms, shall not be adjusted as a result of the reverse stock split. All shares disclosed in these consolidated financial statements are stated on a post-split basis.

On December 31, 2008, Mr Harmen Brenninkmeijer, the Company’s Chief Executive Officer, was entitled to receive 214,000 shares as part of his conditions of employment, for services performed prior to December 31, 2008.  The shares were valued at the exercise price of $3.10 per share and were expensed during the period at a total cost of $663,400.  The shares were issued to Mr Brenninkmeijer on January 22, 2009 and recorded as shares to be issued in the accompanied financial statements.

There are no options outstanding relating to Shareholder’s Equity as at December 31, 2008.

Note 13 – Common Stock Purchase Warrants

On October 30, 2008, concurrent with the Convertible Debenture Private Placement discussed in Note 10, the Company issued to investors in the Private Placement (i) common stock purchase warrants to purchase up to an aggregate of 4,193,548 shares of Common Stock (2,096,774 shares at an initial exercise price of $3.10 per share and 2,096,774 shares at an initial exercise price of $4.65 per share, which exercise prices and the number of shares exercisable there-under are subject to adjustment other than for the reverse stock split discussed in Note 12 (the “Warrants”). The relative fair value of the 4,193,548 warrants issued with the Convertible Debenture was $84,087. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 5 years and 7 years for each 50% of the warrants; (2) volatility of 100%, (3) risk free interest of 2.84% and (4) dividend rate of $0%. Of the $14,285,700 proceeds from the loan, the relative fair value of the warrants is recorded as debt discounts and will be amortized over the term of the loan. The expense amortized in the year to December 31, 2008 was $2,803 and $81,284 remains unamortized at that date.

Octavian Global Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2008 and 2007

On October 30, 2008, concurrent with the Convertible Debenture Private Placement discussed in Note 10, the Company also entered into a finder’s agreement with Oppenheimer & Co. Inc. (“Oppenheimer”), whereby Oppenheimer was engaged to act as a finder, but not as an agent, to the Company in connection with the Private Placement. Pursuant to this finder’s agreement, the Company issued to Oppenheimer and/or its designees 5-year warrants to purchase, in the aggregate, 283,871 shares of common stock at an exercise price of $3.10 per share.  The warrants are substantially on the same terms and include the same provisions as those issued to investors in the Private Placement and, similarly, the exercise price of these warrants will not be adjusted as a result of the reverse stock split described in Note 12. The fair value of the 283,871 warrants issued was $6,607. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 5 years; (2) volatility of 100%, (3) risk free interest of 2.84% and (4) dividend rate of $0%. The fair value of the warrants was expensed and recognized in additional paid-in capital for the year ended December 31, 2008.

At the closing of the private placement, the Company paid the escrow agent $2,500, AGI $30,000 for legal fees, Vicis Capital Master Fund $30,000 for legal fees and $75,000 in origination fees, and North East Finance (a finder for one of the investors) $80,000 in origination fees along with a five-year warrant to purchase up to 51,613 shares of our common stock at an exercise price of $3.10, the $80,000 of which was netted out of the fee the Company paid to Oppenheimer.  The fair value of the 51,613 warrants issued was $1,201. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 5 years; (2) volatility of 100%, (3) risk free interest of 2.84% and (4) dividend rate of $0%. The fair value of the warrants was expensed and recognized in additional paid-in capital for the year ended December 31, 2008.

On October 30,2008, the Company’s Chief Executive Officer, Mr Harmen Brenninkmeijer signed an employment contract with the Company.  Under the terms of the contract the Company issued to Mr Brenninkmeijer 7-year warrants to purchase, in the aggregate, 2,720,833 shares of common stock at an exercise price of $3.10 per share.  The warrants are substantially on the same terms and include the same provisions as those issued to investors in the Private Placement and, similarly, the exercise price of these warrants will not be adjusted as a result of the reverse stock split described in Note 12. The fair value of the 2,720,833 warrants issued was $109,130. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 7 years; (2) volatility of 100%, (3) risk free interest of 2.84% and (4) dividend rate of $0%. The fair value of the warrants was expensed and recognized in additional paid-in capital for the year ended December 31, 2008.

Following is a summary of the Company’s warrant activity for the year ended December 31, 2008:

	Number of Warrants	Weighted Average Exercise Price	Weighted Averange Remaining Contractual Life (in years)
Outstanding , December 31, 2007	—
Granted	7,249,865	$3.56	$5.58
Exchanged	—
Forfeited	—
Outstanding December 31, 2008	7,249,865	$3.56	$5.58
Exercisable	7,249,865	$3.56	$5.58

Note 14 – Share Exchange Agreement with Octavian Global Technologies, Inc.

On October 30, 2008, the Company entered into a Share Exchange Agreement with Octavian Global Technologies, Inc. (previously known as House Fly Rentals, Inc.), pursuant to which, among other things, the Company’s security holders contributed 100% of their securities of the Company in exchange for Octavian Global’s issuance of certain securities.

Concurrent with the merger, the name of House Fly Rentals was changed to Octavian Global Technologies, Inc (“the Company”) effective November 30, 2008.

•	Octavian Global Technologies Inc.’s name was House Fly Rentals, Inc. (“House Fly”)

•	House Fly was a shell company with nominal assets and operations;

•	Robert McCall was House Fly’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a member of House Fly’s Board of Directors;

Octavian Global Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2008 and 2007

•	Mr. McCall owned 44.4 percent of House Fly’s issued and outstanding securities;

•	House Fly owned 100 percent of a newly created Nevada corporation called Octavian Global Technologies, Inc., which had no operations or assets (“Octavian Global Sub”); and

•	The Company’s securities holders owned all of the outstanding securities of the Company.

Pursuant to the terms of the Share Exchange Agreement, Octavian Global Technologies, Inc. issued to the Company’s securities holders an aggregate of 30,773,274 shares of House Fly Common Stock, resulting from the exchange of approximately 16,527 shares of Octavian Global Technologies, Inc.’s common stock, par value $0.001 per share (“Common Stock”), for each outstanding Ordinary Share of the Company exchanged by the Company’s securities holders. Pursuant to the terms of the Share Exchange Agreement, along with the Repurchase Agreement (described hereafter), House Fly acquired 100% of the issued and outstanding securities of the Company and by acquiring the operating business of the Company, Octavian Global Technologies, Inc. ceased to be a shell company.

Of the 1,862 common shares (6,133,238 shares on a post-5.0174-for-1 reverse split basis) of Octavian International exchanged in the Share Exchange Transaction for 30,773,274 common shares in House Fly Rentals, (which occurred prior to the Private Placement) (i) 652 common shares (2,147,574 shares on a post-5.0174-for-1 reverse split basis) of Octavian International issued to AGI in connection with the conversion of certain accounts payable were exchanged by AGI for 10,775,604 shares of House Fly common stock; (ii) 149 common shares (490,797 shares on a post-5.0174-for-1 reverse split basis) of Octavian International issued to Lilac as compensation for consulting services were exchanged by Lilac for 2,462,523 shares of House Fly common stock; (iii) 61 common shares (200,930 shares on a post-5.0174-for-1 reverse split basis) of Octavian International held by PacificNet were exchanged by PacificNet for 1,008,147 shares of House Fly common stock; and (iv) 1,000 common shares (3,293,937 shares on a post-5.0174-for-1 reverse split basis) held by Ziria Enterprises Limited, the company that was then the sole shareholder of Octavian International (“Ziria”) (a company which is 100%-indirectly owned by Harmen Brenninkmeijer, our founder, Chief Executive Officer and a director of the Company) were exchanged for 16,527,000 shares of common stock.

The securities issued by House Fly were all issued to the Octavian Securities Holders located outside of the United States were issued pursuant to an applicable exemption from registration under Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”) or Regulation D promulgated under the Securities Act (“Regulation D”) and/or Section 4(2) of the Securities Act.

Additionally, pursuant to the Share Exchange Agreement, Octavian Global Technologies, Inc. made representations and warranties to the Company and the Company’s securities holders, and the Company made representations and warranties to Octavian Global Technologies, Inc., in each case regarding their respective businesses, operations and affairs. All representations and warranties in the Share Exchange Agreement will terminate six months after the Closing Date.

On the Closing Date of the Share Exchange Agreement (see Note 13), the Company also entered into a repurchase agreement (the “Repurchase Agreement”) with Mr. McCall, pursuant to which the Company repurchased from Mr. McCall an aggregate of 597,919 shares of House Fly common stock (the “Repurchase Shares”), which represented 44.4% of House Fly’s total common stock then issued and outstanding, for an aggregate purchase price of $300,000 (the “Repurchase”). (See Note 12)

As a result of the Share Exchange Transaction and the consummation of the transactions pursuant to the Repurchase Agreement, Octavian Global Technologies, Inc. experienced a change in control and ceased to be a shell company. The Company became Octavian Global Technologies, Inc.’s wholly-owned subsidiary, and the Company is continuing its business plan. The transaction will be treated as a reverse merger for reporting purposes and subsequent to the closing of the transaction, the historical financial results became those of the Company.

Private Placement

Concurrent with the closing of the Share Exchange Transaction, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors and closed a private placement offering pursuant to which it raised gross proceeds of $13,000,000. Additionally, investors in the Private Placement received common stock purchase warrants and shares of the Company’s common stock. For additional details of the private placement, see Note 10. For details of the warrants issued, see Note 13. For details of the common stock issued, see Note 12.

Octavian Global Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2008 and 2007

Pursuant to the Purchase Agreement discussed in Note 13, on October 30, 2008, the Company effected a 1-for-5.0174 reverse stock split of its shares of Common Stock pursuant to which the conversion price of the Debentures (see Note 10) and the exercise price and number of shares under the Warrant (see Note 13), by each of their respective terms, shall not be adjusted as a result of the reverse stock split. All shares disclosed in these consolidated financial statements are stated on a post-split basis.

The Company also entered into a finder’s agreement with Oppenheimer & Co. Inc. (“Oppenheimer”), whereby Oppenheimer was engaged to act as a finder, but not as an agent, to the Company in connection with the Private Placement. Pursuant to this finder’s agreement, the Company paid Oppenheimer a cash finder’s fee of $1,091,172 out of the proceeds of the Private Placement. The Company also issued to Oppenheimer and/or its designees 5-year warrants to purchase, in the aggregate, 283,871 shares of Common Stock at an exercise price of US$3.10 per share.  The warrants are substantially on the same terms and include the same provisions as those issued to investors in the Private Placement and, similarly, the exercise price of these warrants will not be adjusted as a result of the reverse stock split described above. See Note 12.

At the closing of the private placement, we paid the escrow agent $2,500, AGI $30,000 for legal fees, Vicis Capital Master Fund $30,000 for legal fees and $75,000 in origination fees, and North East Finance (a finder for one of the investors) $80,000 in origination fees along with a five-year warrant to purchase up to 51,613 shares of our common stock at an exercise price of $3.10, the $80,000 of which was netted out of the fee the Company paid to Oppenheimer.

Note 15 - Related Party Transactions

2008 Transactions (unaudited)

During the year ended December 31, 2008 services performed by Mr. H Brenninkmeijer in the amount of $365,813 were invoiced from Hudson Trading Limited., a company incorporated under the laws of Cyprus. During the year ended December 31, 2008, an office was rented in Cyprus from Xanadu Entertainment Ltd., a company owned by Mr. H. Brenninkmeijer. Rent paid totaled $1,890. This rent agreement was terminated in 2007.

2007 Transactions (unaudited)

During the year ended December 31, 2007 services performed by Mr. H Brenninkmeijer in the amount of $365,000 were invoiced from Hudson Trading Limited., a company incorporated under the laws of Cyprus. During the year ended December 31, 2007, an office was rented in Cyprus from Xanadu Entertainment Ltd., a company owned by Mr. H. Brenninkmeijer.

Octavian Italy

Octavian Italy (a 50% owned entity) loan is a short term non interest bearing loan provided to our joint venture company in Italy. The maximum amount available to Octavian Italy is €500,000 (USD 705,000) and the balance at 31 December 2008 was €461,000  (USD 649,483) included in loan receivables – related parties in the accompanied financial statements.

Octavian Global Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2008 and 2007

Note 16 – Commitments and Contingencies

Leases

The Company currently leases two office spaces in St. Petersburg, Russia beginning in January 2008 under non-cancelable operating leases that expire between December 2008 and December 2009. The lease expiring in December 2008 has been extended to 2009.  The Company also leases office space as well as office equipment in the United Kingdom beginning in May 2008 that expires on December 31, 2009 and April 30, 2010, respectively. The Company also leases office space and equipment in Bogota, Colombia beginning between October 2007 and March 2008 that expire between March 2009 and October 2011. The Company leases an office in Buenos Ares, Argentina until July 2010. Additionally, the Company leases office space in Moscow, Russia beginning in November 2008 and expiring in October 2009 and in the Ukraine that began in January 2009 and expires in November. Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Operating Leases
Year ending December 31,
2009	$903,991
2010	178,247
2011	7,994
Thereafter	—
$1,090,232

Litigation

The Company may be subject, from time to time, to various legal proceedings relating to claims arising out of its operations in the ordinary course of its business. The Company currently is not party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on the business, financial condition or results of operations of the Company.

Potential Claim

The Company owes AGI, a supplier to the Company approximately $17 million. Following the Share Exchange Agreement entered into on October 30, 2008 the Company entered into a separate agreement with AGI. Under terms of the agreement,

•	the Company transfered 4 million euro (approximately $6.2 million at September 30, 2008) of this open accounts payable to common stock,

•	the Company transfered 8 million euro (approximately $12.4 million at September 30, 2008) to a four-year loan with an interest rate of Libor plus 4% with a cap of 8%.

Further, AGI has transferred $5 million of new capital to the Company under the same conditions as the third party investors, and the Company repaid $2,547,000 of accounts payable and was due to repay the remaining accounts payable balance in four equal monthly installments of $1,514,256 at the end of each month starting in November 2008.  None of these amounts have been paid to date.

Note 17 – Income Taxes

Net operating losses for tax purposes of approximately $28 million at December 31, 2008 are available for carryover in various foreign jurisdictions. We have provided a 100% valuation allowance for the deferred tax benefit resulting from the net operating loss carryover.  In addressing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible.  When we demonstrate a history of profitable operation we will reduce our valuation allowance at that time.

Octavian Global Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2008 and 2007

A reconciliation of the provision for (benefit from) income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for (benefit from) income taxes for the years ended December 31, 2008 and 2007 was as follows:

	December 31,	December 31,
	2008	2007
Statutory income tax rate of operating jurisdictions	-35%	-35%
Utilization of net operating loss	35%	27%
Valuation allowance	0%	0%
Other Effective income tax rate	3%	-8%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Decemeber 31,	Decemeber 31,
	2008	2007
Deferred tax assets:	—	—
Net operating loss carryforwards:	$9,500,000	$5,200,000
Valuation allowance	(9,500,000)	(5,200,000)
Net deferred tax assets	$—	$—

	December 31, 2008	December 31, 2007
Deferred tax assets:	—	—
Net operating loss carried forward	9,770,000	5,200,000
Valuation allowance	(9,770,000)	(5,200,000)
Net deferred tax assets	—	—

During the year ended December 31, 2008, the Company did not utilize its federal net operating loss carry-forwards.

The Company adopted FIN No. 48 on January 1, 2007.  There were no unrecognized tax benefits as of the date of adoption and there are no unrecognized tax benefits included in the balance sheet at December 31, 2008, that would, if recognized, affect the effective tax rate.

Note 18 – Segment Information

The Company’s predominant businesses are the research and development, manufacture, marketing, distribution, and sale of state-of-the-art systems and gaming solutions. The Company provides network integrated solutions which provide a centralized platform to manage, control, and monitor existing gaming and lottery operations and machines. Additionally, the Company distributes gaming machines and equipment from third party suppliers as well as the Company’s proprietary Maverick® 1000 slot machine. The Company operates in three geographic segments:  Octavian Europe, Octavian CIS, and Octavian Latin America.

Octavian Europe consists of three regional sales offices: the Guildford, United Kingdom global headquarters and regional offices in Verona, Italy and Spremberg, Germany. Established in 2002 as the Global Head Office of the Company, Guildford is home to the core functions of the Company including Finance, Marketing and Management, with regional autonomy granted to the regional offices to allow each General Manager to ensure that their respective teams understand the market requirements in which they operate and deliver the appropriate solutions from the Company’s product portfolio.

Octavian Global Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2008 and 2007

Octavian CIS consists of three regional offices: St. Petersburg, Russia; Moscow, Russia; and Kiev, Ukraine. The team in St Petersburg have been instrumental in the continual development of the ACP (Account Control Progressive) slots management system, evolving the product to allow Cashless & Player Tracking, EZ Pay integration, Bonus Club features to be added. And more recently in the developing Octavian GateManager™ and Octavian CashManager™ tables management system and bridging both systems to provide the full spectrum of functionality to manage venues of slots any tables of any size worldwide. The Moscow office, trading as CATS (Casino Amusement Technology Supplies) has been responsible for the distribution of 3rd party products to both Russia, prior to the closure of the market, and other members of CIS.

Octavian Latin America consists of two regional offices: Buenos Aires, Argentina and Bogota, Columbia. Key products for the Latin American market have been My ACP together with ExtraCash and SprintPay with the Company’s games, as well as supplying gaming machines. The latter revenue stream to be strengthened by replacing third party machines with the Company’s revolutionary flat pack Maverick® 1000 which has already gained much interest from Latin America, especially as the flat pack design offers significant cost benefits from lower importation taxes and local assembly benefits, in addition to being competitively priced at a little more than a second hand machine.

Octavian Global Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2008 and 2007

The following tables summarize segment information for the years ended:

	December 31,	December 31,
	2008	2007
Revenue from unrelated entities
Octavian Europe	2,789,533	638,898
Octavian CIS	30,073,716	17,214,192
Octavian Latin America	6,763,818	5,685,368
	39,627,067	23,538,458
Intersegment revenues
Octavian Europe		836,905
Octavian CIS	1,811,529	16,219
Octavian Latin America	359,652	532,594
	2,171,181	1,385,718
Total revenues
Octavian Europe	2,789,533	1,475,803
Octavian CIS	31,885,245	17,230,411
Octavian Latin America	7,123,470	6,217,962
Less intersegment revenues	(2,171,181)	(1,385,718)
	39,627,067	23,538,458
Income (Loss) from operations
Octavian Europe	(10,460,337)	(2,694,433)
Octavian CIS	3,761,338	(15,614,225)
Octavian Latin America	395,004	(1,907,924)
	(6,303,995)	(20,216,582)
Income tax (expense) benefit
Octavian Europe	-	153,378
Octavian CIS	(196,358)	1,253,833
Octavian Latin America	(191,005)	176,335
	(387,363)	1,583,546
Net income (loss)
Octavian Europe	(18,166,356)	(4,036,087)
Octavian CIS	6,427,917	(12,773,683)
Octavian Latin America	960,963	(2,168,913)
Minority interest	(6,276)	32,224
	(10,783,753)	(18,946,459)
Provision for depreciation and amortization
Octavian Europe	668,799	33,655
Octavian CIS	626	384,953
Octavian Latin America	131,245	408,565
	800,670	827,173
Total Assets
Octavian Europe	8,989,329	13,482,180
Octavian CIS	6,948,222	3,098,077
Octavian Latin America	3,009,097	1,213,392
	18,946,648	17,793,649

Note 19 – PacificNet Agreement

On December 7, 2007, the Company entered into an Agreement for the acquisition by PacificNet Games of the entire issued share capital of the Company which was completed on January 22, 2008. Shortly after completion, the Company and PacificNet decided that it would not benefit their respective businesses to continue as one group and therefore the Company and PacificNet mutually agreed to terminate the merger agreement on March 28, 2008 and entered into a written agreement to document this on May 14, 2008.  On May 14, 2008, all of the parties to the PacificNet Acquisition Agreement entered into a Deed of Amendment (the “PacificNet Termination Agreement”), pursuant to which the PacificNet Acquisition Agreement and all rights and obligations of the parties thereunder were terminated.  The Service Agreement was also terminated. As a result of the termination of the PacificNet Acquisition Agreement, neither the remaining consideration shares of PacificNet common stock (1.1 million shares) nor any of the Earn-Out Amount were transferred/paid to Ziria, and all shares of Emperor were returned to Ziria and the 1.2 million shares of Pacific Net common stock to Ziria were returned to PacificNet.  Upon the consummation of this transaction, Emperor was no longer a direct subsidiary of PacificNet, nor was the Company any longer an indirect subsidiary of PacificNet.  Harmen Brenninkmeijer, our Chief Executive Officer and a director of the Company, resigned from the board of directors of PacificNet on May 21, 2008.  PacificNet paid Sterne Agee & Leach, Inc., a company that acted as a consultant to the Company for the PacificNet Acquisition, 30,000 PacificNet shares.

Octavian Global Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2008 and 2007

The following are the terms of the PacificNet Termination Agreement:

•
The Company agreed to issue to PacificNet or its nominee an amount of shares of capital stock of the Company equal to five percent (5%) of the outstanding shares of the Company.  The Company issued PacificNet 62 shares (2,147,574 shares on a post-5.0174-for-1 reverse split basis) of the Company’s common stock on October 30, 2008 in satisfaction of this provision (see Note 14).  Additionally, PacificNet was granted the option to, prior to May 14, 2009 and on only one occasion during such period, purchase additional shares of the Company’s stock at a per share purchase price equal to 85 percent of the most recent subscription price per share of the Company’s stock paid by third party investors in the Company up to a number of shares that would result in PacificNet owning five percent (5%) of the the Company’s stock issued and outstanding on the date of exercise of the option.  PacificNet agreed to issue to the Company 500,000 shares of PacificNet’s common stock. These PacificNet shares will be subject to a one-year lock up and sale restriction, any sale of these shares must be communicated to PacificNet in advance, PacificNet has the right of refusal to arrange buyers for the shares, and PacificNet will be entitled to half of the net gain on any partial sale of PacificNet shares.

•	PacificNet and the Company agreed to use reasonable endeavors to formalize the following business opportunities:

•
A non-exclusive distribution agreement and license pursuant to which PacificNet will be appointed as a distributor of the Company’s products in Macau, provided that eBet would be the only other distributor permitted to distribute the Company’s products in that territory; and

•	A joint venture relationship relating to the development of future business opportunities in Macau and other territories in Asia.

•
The Company agreed to pay PacificNet $200,000 in consideration for PacificNet’s localization and language translation of the Company’s products into the Chinese language.  Additionally, the Company agreed to use its reasonable endeavors to meet minimum sales targets from the sale of PacificNet’s machines of $4 million during the twelve month period ended mid-year 2009 and $6 million during the twelve month period ended mid-year 2010. The Company’s commitment to achieving these targets was agreed to by the Company undertaking to use its reasonable endeavors to comply. PacificNet agreed to provide all appropriate support to assist the Company in achieving these goals.

Note 20 – Subsequent Events

Incorporation of Tilia International Limited

On February 26, 2009, Tilia International Limited was incorporated in Rwanda as a wholly owned subsidiary of Octavian International Limited.  Tilia International was granted a license by the Rwandan authorities to exclusively operate the country’s public lottery and to enable it to operate slot machines within the country.  The lottery operations, previously set up with the help of Octavian but operated by an independent company, have been rolled into Tilia International and are already generating revenues for the group.