Form 10-Q
period 2009-03-31
Octavian Global Technologies, Inc.
filed 2009-05-15
CIK 1414490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 2009

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from ____________ to _______________

Commission File Number:

OCTAVIAN GLOBAL TECHNOLOGIES, INC.
 (Exact Name of Registrant as Specified in Its Charter)

Nevada	01-895182
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1-3 Bury Street Guildford Surrey, GU2 4AW, United Kingdom
(Address of Principal Executive Offices)

(44) 1483 543 543

(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer  ☐     Accelerated Filer  ☐     Non-Accelerated Filer  ☐      Smaller Reporting Company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of May 12, 2009 the registrant had 8,016,408 shares of common stock, $0.001 par value, issued and outstanding.

OCTAVIAN GLOBAL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Octavian Global Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$2,046,062	$2,829,641
Accounts receivable, net of allowance for
doubtful accounts of $10,821,213 and $11,474,117	3,251,309	7,038,708
Loans receivable	468,070	469,161
Loans receivable - related parties	1,977,372	1,348,359
Inventory, net	1,301,433	1,475,826
Prepaid expense and other current assets	16,164	5,158
Other receivable	1,598,825	1,407,883
Total current assets	10,659,235	14,574,736
PROPERTY AND EQUIPMENT, net	1,531,702	1,386,246
INVESTMENTS IN SUBSIDIARIES AND AFFILIATES	698,148	226,094

INTANGIBLE ASSETS, net	3,007,990	2,759,572

TOTAL ASSETS	$15,897,075	$18,946,648
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,723,301	$7,097,203
Accrued expenses	2,378,423	2,887,280
Current portion of loan payables	3,792,368	3,658,324
Customer deposits	326,802	397,482
Unearned revenue	786,205	845,057
Shares to be issued to an officer	—	663,400
Total current liabilities	14,007,099	15,548,746
LONG TERM LIABILITIES:
Loans payable	6,687,122	7,796,931
Convertible debenture	10,537,019	10,244,505
	17,224,141	18,041,436
STOCKHOLDERS' DEFICIT:
Octavian stockholders' deficit:
Common stock, $0.001 par value; 75,000,000 shares authorized;
8,016,408 and 7,802,408 issued and outstanding at March 31, 2009
and December 31, 2008, respectively	8,016	7,802
Additional paid-in capital	6,445,023	5,781,837
Other comprehensive income	6,063,910	5,274,801
Accumulated deficit	(27,892,797)	(25,744,772)
Total Octavian stockholders' deficit	(15,375,848)	(14,680,332)
No-ncontrolling stockholders' interest	41,683	36,798
Total stockholders' deficit	(15,334,165)	(14,643,534)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,897,075	$18,946,648

The accompanying notes are an integral part of these unaudited consolidated financial statements

Octavian Global Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations and Other Comprehensive Loss
For The Three Months Ended March 31, 2009 and 2008 (unaudited)

	March 31,	March 31,
	2009	2008
Revenue
Systems	$1,374,482	$2,089,344
Games	1,775,385	187,930
Lottery	—	—
Supplies	712,403	14,130,250
Net Revenue	3,862,270	16,407,524
Cost of Revenue
Systems	613,830	913,338
Games	526,200	311,327
Lottery	70,188	—
Supplies	461,502	12,095,890
Total Cost of Revenue	1,671,720	13,320,555
Gross profit	2,190,550	3,086,969
Operating expenses
General, administrative and selling expenses	3,425,132	3,567,909
Depreciation and amortization	538,032	107,843
Impairment of investment	72,500	—
Total operating expenses	4,035,664	3,675,752
Loss from operations	(1,845,114)	(588,783)
Non-operating income (expense):
Other income (expense)	6,419	7,246
Interest income (expense)	(199,577)	(124,351)
Share of earnings (loss) in equity investment	451,554	(70,892)
Foreign currency transaction loss	(420,770)	(1,440,687)
Gain (Loss) on disposal of fixed assets	(984)	291,282
Other fees	(7,352)	—
Total non-operating income (expense)	(170,710)	(1,377,402)
Net loss before taxes	(2,015,824)	(1,926,185)
Taxation	127,316	6,639
Net Loss including noncontrolling stockholders' interest	(2,143,140)	(1,932,824)
Less: Net (income) loss attributed to non-controlling stockholders' interest	(4,885)	2,297
Net loss	$(2,148,025)	$(1,930,527)
Other comprehensive income
Foreign currency translation adjustment	789,109	(306,906)
Comprehensive Loss	$(1,358,916)	$(2,237,433)
Weighted average shares outstanding - basic and diluted :
*Basic and diluted	7,983,113	3,294,050
Loss per share attributed to Octavian stockholders:
Basic and diluted	$(0.27)	$(0.59)

*Basic and diluted weighted average number of shares is considered equivalent as the effect of dilutive securities is anti dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements

Octavian Global Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For The Three Months Ended March 31, 2009 and 2008 (unaudited)

	March 31,	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,148,025)	$(1,930,527)
Adjustments to reconcile net loss including noncontrolling stockholders’
interest to net cash used in operating activities:
Depreciation and amortization	538,032	107,843
Foreign exchange gain/loss	42,057	1,440,687
Gain/loss on disposal of fixed assets	984	(291,282)
Bad debt expense	672,433	590,118
Share of earnings (loss) from equity investment	(451,554)	70,892
Amortization of debt discounts	292,514	—
Non-controlling stockholders’ interest	4,885	(2,297)
(Increase) / decrease in assets:
Accounts receivable	3,188,178	(4,613,165)
Other receivable	(904,523)	415,654
Inventory	149,093	(99,333)
Prepaid expense	(11,231)	9,373
Other assets	—	84,692
Increase / (decrease) in current liabilities:
Accounts payable	(246,776)	4,632,842
Accrued expenses	(461,331)	(172,957)
Customer deposits	(64,145)	(446,837)
Deferred revenue	(43,884)	—
Other liabilities	—	31,610
Net cash used in (provided by) operating activities	556,707	(172,687)
CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in:
Purchases of property and equipment	(351,102)	(445,288)
Investment in affiliate	—	(70,892)
Purchases of intangibles	(800,114)	(516,429)
Net cash used in investing activities	(1,151,216)	(1,032,609)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments on) short term overdrafts and loans	—	(62,277)
Issuance of loans payable to related parties	—	133,867
Repayments on notes payable	(146,280)	—
Net cash provided by (used in) financing activities	(146,280)	71,590
Effect of exchange rate changes on cash and cash equivalents	(42,790)	(12,353)
NET DECREASE IN CASH & CASH EQUIVALENTS	(783,579)	(1,146,059)
CASH & CASH EQUIVALENTS, BEGINNING OF YEAR	2,829,641	2,437,646
CASH & CASH EQUIVALENTS, END OF YEAR	$2,046,062	$1,291,587
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$199,577	$124,351
Income taxes paid	$67,054	$406,565
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Issuance of stock to officer per employment terms	$663,400	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

Note 1 – The Company and Summary of Significant Accounting Policies

Organization and Line of Business

The Company is a global provider of a full end-to-end suite of gaming systems and products. The Company is an independent provider of networked Casino Management Systems (CMS), leading edge games and advanced gaming products serving casinos, AWP (Amusement with Prizes) and lotteries in over 30 countries.

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

On October 30, 2008 House Fly Rentals, Inc (“House Fly”) a Nevada corporation, entered into a Share Exchange Agreement with  Octavian International Limited (“Octavian”) and the holders of all of the issued and outstanding securities of the Octavian by which all of the securities of Octavian were exchanged for securities in House Fly. Pursuant to the terms of the Share Exchange Agreement, House Fly acquired 100 percent of the issued and outstanding shares of the Octavian. Accordingly, the merger was accounted for as a reverse acquisition of House Fly by Octavian and resulted in a recapitalization of Octavian in a manner similar to the pooling of interest method. Concurrent with the merger, the name of House Fly was changed to Octavian Global Technologies, Inc (“the Company”) effective November 30, 2008.

Pursuant to the terms of the Share Exchange Agreement, Octavian Global Technologies, Inc. issued to the Company’s securities holders an aggregate of 6,133,311 shares of House Fly Common Stock, resulting from the exchange of approximately 16,527 shares of Octavian Global Technologies, Inc.’s common stock, par value US$0.001 per share (“Common Stock”), for each outstanding Ordinary Share of the Company exchanged by the Company’s securities holders.

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred accumulated losses of $27,892,797 and working capital deficit of $3,347,865 as of March 31, 2009. In addition the Company’s operations are dependent on one major supplier, Austrian Gaming Industries, to whom the Company owes approximately $16 million as of March 31, 2009. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included, but not limited to: 1) focus on supply sales to minimize the capital need at this stage; 2) financial restructuring by changing part of the outstanding accounts payable to equity, which was finalized in connection with the share exchange on October 5, 2008 (see Note 14); 3) financial restructuring by changing part of the outstanding accounts payable into a 4 year loan at Libor plus 4% annual interest with a cap of  8% per annum, which was finalized in connection with the share exchange on October 5, 2008 (see Note 14); 4) issuance and /or restructure of new long-term convertible debentures, also finalized in connection with the share exchange on October 5, 2008 (see Note 14); 5) continuous focus on reductions in cost where possible.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Octavian Global Technologies, Inc. and its subsidiaries as follows:

Subsidiary	Place Incorporated	% Owned
Octavian International, Ltd.	United States	100
Casino Amusement Technology Supplies Ltd.	England and Wales	100
Octavian Latin America S.A.	Colombia	89.7
Octavian International (Europe) Ltd.	England and Wales	100
Octavian International (Latin America) Ltd.	England and Wales	100
Octavian Ukraine	Ukraine	100
Octavian SPb	Russia	100
Atlantis	Russia	100
Argelink S.A.	Argentina	100
Octavian Rwanda Limited	Rwanda	100
Octavian Italy Srl	Italy	50
Octavian Germany Limited	England and Wales	51
Octavian Germany GmbH (a wholly owned subsidiary of Octavian Germany Limited)	Germany	51

Octavian Rwanda Limited (formerly Tilia International Limited) was incorporated on February 26, 2009 in Rwanda as a wholly owned subsidiary of Octavian International Limited.  Octavian Rwanda was granted a license by the Rwandan authorities to exclusively operate the country’s public lottery and to enable it to operate slot machines within the country.  The lottery operations, previously set up with the help of Octavian but operated by an independent company, have been rolled into Octavian Rwanda.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. At  March 31, 2009 and December 31, 2008, the balance in allowance for doubtful accounts was $10,821,213 and $11,474,117, respectively.

Inventories

Inventory is stated at the lower of cost or market.  Cost is determined using the first in, first out method.  Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. As of March 31, 2009 and December 31, 2008 the Company believes that the reserve is adequate.

Other Receivable

Other receivable consists of prepayments, accrued income generated prior to March 31, 2009 but invoiced after this date and Value Added Tax.

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

Long-Lived Assets

The Company applies the provisions of  Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2009 and December 31, 2008, there were no significant impairments of its long-lived assets.

Intangible Assets

Intangible assets consist of product developments, intangible game developments, and game work-in-progress.  All intangible assets are amortized over 3 years.

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Revenue is recognized when services are rendered to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured.  In particular, revenues from the sales of gaming equipment, other hardware, games and installation costs for systems are recognized on delivery; recurring revenues for systems are recognized in the period in which they are operated by our customers.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs for the three months ended March 31, 2009 and 2008 were $17,962 and $13,999 respectively.

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

Concentration of credit risk

Cash includes cash on hand and demand deposits in accounts maintained within England, Colombia, Ukraine, Russia, Argentina, Italy and Germany. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company does not maintain balances at financial institutions located in the United States.  The balances held are not covered by the Federal Deposit Insurance Corporation.  As of March 31, 2009 and December 31, 2008, the Company had deposits totaling $2,046,062 and $2,829,641, respectively. The Company has not experienced any losses in such accounts.

Foreign Currency Transactions and Comprehensive Loss

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

The Company recorded translation gains (loss) of $789,109 and $(306,906) for the three months ended March 31, 2009 and 2008, respectively. Asset and liability amounts at March 31, 2009 and 2008 were translated at 0.704 GBP and 0.501 GBP to USD $1.00, respectively. Equity accounts were stated at their historical rates. The average translation rates applied to income statement accounts for the three months ended March 31, 2009 and 2008 were 0.695 and 0.506 to USD $1.00, respectively.  In accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Foreign Currency Transaction Gains and Losses

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.  For the three months ended March 31, 2009 and 2008, the Company recorded net transaction losses of approximately $420,770 and $1,440,687, respectively.  Historically, the Company has not entered into any currency trading or hedging transactions, although there is no assurance that the Company will not enter into such transactions in the future.

Non-controlling Stockholders’ Interest

In order to comply with Colombian law, a company needs to have a minimum of 5 stockholders, with a maximum stockholding of not more than 95% by any individual stockholder.  The 4 external stockholders in the Colombian registered entity (Octavian Latin America SA) have a combined 10.3% stockholding in that company. The equity in the non-controlling interest in the Colombian entity has been classified as “Noncontrolling stockholders’ interests” in the accompanying consolidated balance sheets. Changes in equity in non-controlling interests arising from results of operations have been recorded as “Net (income) loss attributed to non-controlling stockholders' interest” in the accompanying consolidated statements of operations.

Certain amounts presented for prior periods that were previously designated as minority interests have been reclassified to conform to the current year presentation. Effective January 1, 2009, the Company adopted SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which established new standards governing the accounting for and reporting of non-controlling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case); that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements. The provisions of the standard were applied to all NCIs prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented. As a result, upon adoption, the Company retroactively reclassified the “Non-controlling stockholders’ interest” balance previously included in the “Other liabilities” section of the consolidated balance sheet to a new component of equity with respect to NCIs in consolidated subsidiaries. The adoption also impacted certain captions previously used on the consolidated statement of income, largely identifying net loss including NCI and net loss attributable to Octavian.

Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a Company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has determined that it has 3 reportable segments: Octavian Europe, Octavian CIS, and Octavian Latin America (See Note 17).

Basic and Diluted Losses Per Share

Earnings per share is calculated in accordance with the SFAS No. 128, “Earnings Per Share” (SFAS 128). Net earnings per share for all periods presented have been restated to reflect the adoption of SFAS 128. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  As of March 31, 2009 and 2008 the following potential dilutive shares were excluded from diluted loss per share for all periods presented because of their anti-dilutive effect.

	March 31, 2009	March 31, 2008
Warrants	$7,249,865	—
Convertible notes	4,608,290	—
Total	$11,858,155	$—

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

Recent Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. This pronouncement is effective prospectively beginning April 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2). This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. This pronouncement is effective April 1, 2009. The Company does not believe this standard will have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures will be required beginning with the quarter ending June 30, 2009. The Company is currently evaluating the requirements of these additional disclosures.

Reclassifications

Certain comparative amounts have been reclassified to conform to the current period’s presentation.

Note 3 - Other Receivable

Other receivables comprises of the following:

	March 31, 2009	December 31, 2008
Prepayments	$843,970	$717,667
VAT and other taxes	631,672	603,360
Other debtors	40,935	86,856
Supplier commissions	82,248	—
Total	$1,598,825	$1,407,883

Note 4 – Inventory

Inventory is as follows:

	March 31, 2009	December 31, 2008
Raw materials	$612,494	$675,860
Work in process	451,199	351,186
Finished goods	734,383	728,290
Other inventory	23,021	239,634
Total	1,821,097	2,021,580
Less reserve for obsolescence	(519,664)	(545,754)
Inventory, net	$1,301,433	$1,475,826

Note 5 – Loans Receivable

Loans receivable comprises the following:

	March 31, 2009	December 31, 2008
Mutual International Ltd	$100,000	$99,950
Be First Group, Inc	297,000	296,852
Gex Technologies	71,070	72,359
Total	$468,070	$469,161

The Mutual International loan relates to a $100,000.00 loan bearing interest at 8% per annum. This short term unsecured loan was entered into on December 18, 2008 and was due on March 30, 2009.   Mutual International is a partner in our African lottery operations.  The Company is currently discussing the extension of the loan with Mutual International.  As of the date of this report, the Company has not received any payment from Mutual International. No interest is accrued as of March 31, 2009 as the amount was insignificant.

The Be First Group loan is unsecured and non interest bearing. The value of the loan is $297,000 as at November 20, 2008 when it was first made. Mutual International is owned by Be First Group.  The loan is due on demand.

The Gex Technologies loan is a short term loan signed on December 22, 2008. The loan is due on the June 30, 2009. This loan of ₤50,000 (USD 72,000) is secured by the source codes and assets of the ‘Spot the Ball’ game developed by Gextech. There’s a 9% interest on the loan. No interest is accrued as of March 31, 2009 as the amount was insignificant.

Note 6 – Property and Equipment

The following are the details of the property and equipment:

	March 31, 2009	December 31, 2008
Computer Equipment	$707,644	$785,410
Gaming Equipment	1,661,104	1,410,579
Fixtures and fittings	338,475	368,729
Total	2,816,848	2,564,718
Less accumulated depreciation	(1,285,146)	(1,178,472)
Property and equipment, net	$1,531,702	$1,386,246

Depreciation expense for the three months ended March 31, 2009 and 2008 was $128,117 and $43,403, respectively.

Note 7 – Intangible Assets

The following are the details of intangible assets:

	March 31, 2009	December 31, 2008
Product development	$1,123,099	$1,139,051
Customer contract	816,244	816,244
Game development	1,181,117	887,381
Work in progress	842,082	663,948
Total	3,962,542	3,506,624
Less Accumulated amortization	(954,552)	(747,052)
Intangibles, net	$3,007,990	$2,759,572

 Amortization expense for the three months ended March 31, 2009 and 2008 was $409,915 and $64,440, respectively.  Amortization expense for the years ended December 31, 2009, 2010, 2011, 2012 and 2013 is expected to be $757,276, $757,276, $186,805, $0 and $0, respectively.

Note 8 – Loans Payable

Loans payable consist of the following:

The following are the details of short term loans payable:

	March 31, 2009	December 31, 2008
Loan payable to Mediciones Urbanas	495,000	629,686
Loan from PacificNet	53,593	52,448
Loan from Austrian Gaming Industries (“AGI”)	9,765,810	10,566,427
Bank overdrafts	62,586	87,955
Other loans	102,501	118,739
Total	10,479,490	11,455,255
Less current portion	(3,792,368)	(3,658,324)
Long Term portion	$6,687,122	$7,796,931

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

Pursuant to certain agreements between AGI and Octavian entered into immediately prior to the Share Exchange, AGI and Octavian agreed to the following on October 30, 2008:

•
AGI converted €4 million (USD $5,111,263) of accounts payable to it by the Company into 2,157,574 common shares of the Company, representing 28% percent of the outstanding common shares of the Company at December 31, 2008.

•
AGI restructured an additional  €8 million  (USD $10,566,427 at December 31, 2008 based on the December 31, 2008 exchange rate of €1=USD $1.4095 ) into a four-year loan which matures on 29 October 2012.  The loan accrues interest at a rate of three-month USD LIBOR plus four percent (4%) (capped at a maximum rate of eight percent (8%)) per year, and is payable in equal monthly installments of €166,667 (USD $220,134 based on the March 31, 2009 exchange rate of €1=USD $1.3208) over a period of 48 months, commencing on October 31, 2008. As security for the obligation, the Company granted AGI a security interest in all intellectual property rights (including rights in software) in certain of the Company’s intellectual property, including the source and object code for the Company’s Accounting, Control, and Progressives product; the Company’s Maverick product and any modifications; and  the Company’s Maverick games and any modifications,  ExtraCash and Advanced Gaming Engine, along with all related materials (the “IP Rights”).

•	AGI invested USD $5,000,000 in the Private Placement. (see Note 10)

•
The Company repaid AGI €2 million (USD $3,255,830 based on the October 30, 2008 Exchange Rate of €1=US$1.2783) of accounts payable at the closing of the Private Placement (see Note 10) and was due to repay the remaining accounts payable balance in four equal installments of €1,189,051 (USD $1,570,499 based on the March 31, 2009 Exchange Rate of €1=USD $1.3208) on November 30, 2008, December 31, 2008, January 31, 2009, and February 28, 2009.  No payments have been made to date.

•	As of March 31, 2009, the Company had outstanding accounts payable to AGI of €4,451,606 (USD $5,879,681 based on the March 31, 2009 Exchange Rate of €1=USD $1.3208).

The loan payable to Mediciones Urbanas is interest free. This loan was assumed as part of the acquisition of Argelink on August 17, 2007. The loan calls for payments of $45,000 monthly from the date of the acquisition until the loan’s maturity of January 2010.

Interest expense in the three months to March 31, 2009 and 2008 was $199,577 and $124,351, respectively.

Note 9 – Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities comprises of the following:

	March 31, 2009	December 31, 2008
Audit fees	$167,642	$170,852
Fixed assets purchased	472,601	512,415
Legal fees	9,900	92,204
Sales commission	399,833	399,833
Accrued bonus	97,454	98,305
Contractors’ fees	71,221	40,945
Warranty provision	485,733	437,246
Other creditors	163,911	465,442
Other taxes	606,398	527,237
Accrued payroll	303,563	142,801
Total	$2,378,423	$2,887,280

Note 10 – Convertible Debenture Private Placement

On October 30, 2008, concurrent with the closing of the Share Exchange Transaction, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors and closed a private placement offering pursuant to which it raised gross proceeds of $13,000,000 and, among other things, issued and sold ten percent discount convertible debentures (“Debentures”) with an aggregate principal amount of $14,285,700 convertible into shares of the Company’s Common Stock (“Conversion Shares”) at an initial conversion price of $3.10, subject to adjustment other than for the reverse stock split discussed below. Additionally, investors in the Private Placement received (i) common stock purchase warrants to purchase up to an aggregate of 4,193,548 shares of Common Stock (2,096,774 shares at an initial exercise price of $3.10 per share and 2,096,774 shares at an initial exercise price of $4.65 per share, which exercise prices and the number of shares exercisable thereunder were subject to adjustment other than for the reverse stock split discussed below (the “Warrants”) and (ii) an aggregate of 921,658 shares of Common Stock (the “Shares,” and, together with the Debentures and Warrants, the “Private Placement Securities”). AGI, Octavian’s principal supplier of casino gaming machines and a holder of 35 percent of Octavian prior to the Share Exchange Transaction, participated in the Private Placement by investing $5 million (see Note 8). The net proceeds received by the Company after the payment of all offering expenses including, without limitation, legal fees, accounting fees and cash commissions paid to certain finders (described below) was $10,199,812.

Pursuant to the Purchase Agreement, the Company agreed, promptly following the closing of the transactions contemplated under the Purchase Agreement, to effect a 1-for-5.0174 reverse stock split of its shares of Common Stock pursuant to which the conversion price of the Debentures and the exercise price and number of shares under the Warrant, by each of their respective terms, would not be adjusted as a result of the reverse stock split.

The Company also entered into a finder’s agreement with Oppenheimer & Co. Inc. (“Oppenheimer”), whereby Oppenheimer was engaged to act as a finder, but not as an agent, to the Company in connection with the Private Placement. Pursuant to this finder’s agreement, the Company paid Oppenheimer a cash finder’s fee of US$1,091,172 out of the proceeds of the Private Placement. The Company also issued to Oppenheimer and/or its designees 5-year warrants to purchase, in the aggregate, 283,871 shares of Common Stock at an exercise price of US$3.10 per share.  The warrants are substantially on the same terms and include the same provisions as those issued to investors in the Private Placement and, similarly, the exercise price of these warrants were not adjusted as a result of the reverse stock split described above.

Interest expense related to amortization of debt discounts, plus accrued interest on this debenture was $292,514 for the three months ended March 31, 2009.  The unamortized debt discount amount of $3,748,681 was applied to reduce the outstanding amount due under the convertible debenture as at March 31, 2009.The five year debentures mature on October 29, 2013.

Note 11 – Customer Deposits

Customer deposits represent those amounts that the Company receives in advance on order placement or on delivery or before delivery. Customer deposits amounted to $326,802 and $397,482 at March 31, 2009 and December 31, 2008, respectively.

Note 12 – Stockholders’ Equity

On December 31, 2008, Mr Harmen Brenninkmeijer, the Company’s Chief Executive Officer, was entitled to receive 214,000 shares as part of his conditions of employment, for services performed prior to December 31, 2008.  The shares were valued at the exercise price of $3.10 per share and were expensed during the year ended December 31, 2008 at a total cost of $663,400 and included under shares to be issued.  The shares were issued to Mr. Brenninkmeijer on January 22, 2009.

There are no options outstanding relating to Shareholder’s Equity as at March 31, 2009 and December 31, 2008.

Note 13 – Common Stock Purchase Warrants

Following is a summary of the Company’s warrant activity for the three months ended March 31, 2009:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding , December 31, 2008	7,249,865	3.56	5.58
Granted	—	$—	—
Exchanged	—
Forfeited	—
Outstanding March 31, 2009	7,249,865	$3.56	$5.33
Exercisable	7,249,865	$3.56	$5.33

Note 14 – Share Exchange Agreement with Octavian Global Technologies, Inc.

On October 30, 2008, Octavian International Ltd (“Octavian”) entered into a Share Exchange Agreement with Octavian Global Technologies, Inc. (previously known as House Fly Rentals, Inc.), pursuant to which, among other things, Octavian’s security holders contributed 100% of their securities of Octavian in exchange for Octavian Global’s issuance of certain securities.

Immediately prior to the consummation of the transactions contemplated under the Share Exchange Agreement, and the change of House Fly Rentals Inc.’s name to Octavian Global Technologies, Inc. (the “Share Exchange Transaction”):

•	Octavian Global Technologies Inc.’s name was House Fly Rentals, Inc.
•	House Fly was a shell company with nominal assets and operations;

•	Robert McCall was House Fly’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a member of House Fly’s Board of Directors;
•	Mr. McCall owned 44.4 percent of House Fly’s issued and outstanding securities;

•	House Fly owned 100 percent of a newly created Nevada corporation called Octavian Global Technologies, Inc., which had no operations or assets (“Octavian Global Sub”); and
•	The Company’s securities holders owned all of the outstanding securities of the Company.

Pursuant to the terms of the Share Exchange Agreement, Octavian Global Technologies, Inc. issued to the Company’s securities holders an aggregate of 6,133,311 shares of House Fly Common Stock, resulting from the exchange of approximately 3,294 shares of Octavian Global Technologies, Inc.’s common stock, par value $0.001 per share (“Common Stock”), for each outstanding Ordinary Share of the Company exchanged by the Company’s securities holders. Pursuant to the terms of the Share Exchange Agreement, along with the Repurchase Agreement (described hereafter), House Fly acquired 100% of the issued and outstanding securities of Octavian and by acquiring the operating business of Octavian, Octavian Global Technologies, Inc. ceased to be a shell company.

Of the 1,862 common shares of Octavian exchanged in the Share Exchange Transaction for 6,133,311 common shares in House Fly Rentals, (which occurred prior to the Private Placement) (i) 652 common shares of Octavian  issued to AGI in connection with the conversion of certain accounts payable were exchanged by AGI for 2,147,647 shares of House Fly common stock; (ii) 149 common shares of Octavian issued to Lilac as compensation for consulting services were exchanged by Lilac for 490,747 shares of House Fly common stock; (iii) 61 common shares of Octavian held by PacificNet were exchanged by PacificNet for 200,930 shares of House Fly common stock; and (iv) 1,000 common shares held by Ziria Enterprises Limited, the company that was then the sole shareholder of Octavian (“Ziria”) (a company which is 100%-indirectly owned by Harmen Brenninkmeijer, our founder, Chief Executive Officer and a director of the Company) were exchanged for 3,293,937 shares of common stock.

The securities issued by House Fly were all issued to the Octavian Securities Holders located outside of the United States pursuant to an applicable exemption from registration under Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”) or Regulation D promulgated under the Securities Act (“Regulation D”) and/or Section 4(2) of the Securities Act.

Additionally, pursuant to the Share Exchange Agreement, Octavian Global Technologies, Inc. made representations and warranties to the Company and the Company’s securities holders, and the Company made representations and warranties to Octavian Global Technologies, Inc., in each case regarding their respective businesses, operations and affairs. All representations and warranties in the Share Exchange Agreement terminated on April 30, 2009.

On the Closing Date of the Share Exchange Agreement, the Company also entered into a repurchase agreement (the “Repurchase Agreement”) with Mr. McCall, pursuant to which the Company repurchased from Mr. McCall an aggregate of 597,919 shares of House Fly common stock (the “Repurchase Shares”), which represented 44.4% of House Fly’s total common stock then issued and outstanding, for an aggregate purchase price of $300,000 (the “Repurchase”).

As a result of the Share Exchange Transaction and the consummation of the transactions pursuant to the Repurchase Agreement, Octavian Global Technologies, Inc. experienced a change in control and ceased to be a shell company. Octavian became Octavian Global Technologies, Inc.’s wholly-owned subsidiary, and the Company is continuing its business plan. The transaction was treated as a reverse merger for reporting purposes and subsequent to the closing of the transaction, the historical financial results became those of Octavian.

Private Placement

Concurrent with the closing of the Share Exchange Transaction, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors and closed a private placement offering pursuant to which it raised gross proceeds of $13,000,000. Additionally, investors in the Private Placement received common stock purchase warrants and shares of the Company’s common stock. For additional details of the private placement, see Note 10. For details of the warrants issued, see Note 13. For details of the common stock issued, see above.

Pursuant to the Purchase Agreement discussed above, on October 30, 2008, the Company effected a 1-for-5.0174 reverse stock split of its shares of Common Stock pursuant to which the conversion price of the Debentures (see Note 10) and the exercise price and number of shares under the Warrant (see Note 13), by each of their respective terms, were not adjusted as a result of the reverse stock split.

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

Note 15 - Related Party Transactions

2009 Transactions

During the three months ended March 31, 2009 services performed by Mr. H Brenninkmeijer in the amount of $99,060 were invoiced from Hudson Trading Limited, a company incorporated under the laws of Cyprus.

2008 Transactions

During the three months ended March 31, 2008 services performed by the CEO of the Company in the amount of $89,866 were invoiced from Hudson Trading Limited, a company incorporated under the laws of Cyprus.

Octavian Italy

The Company loaned Octavian Italy (our 50% owned entity) a short term non interest bearing loan. The maximum amount we made available to Octavian Italy is €500,000 (USD 705,000 based on the March 31, 2009 Exchange Rate of €1=USD $1.3208) and the balance at March 31, 2009 was €461,000 (USD 608,888 based on the March 31, 2009 Exchange Rate of €1=USD $1.3208) included in loan receivables – related parties in the accompanied financial statements. In addition we have accrued income of €1,014,700 (US$1,340,216 based on the March 31, 2009 Exchange Rate of €1=USD $1.3208) relating to sales of games to our Italian joint venture partner.

The Company did not make any sales to Octavian Italy in the three months ended March 31, 2008.  In the three months ended March 31, 2009 accrued sales to Octavian Italy amounted to €775,100 (US$1,035,651 based on the January 1, 2009 to March 31, 2009 Average Exchange Rate of €1=USD $1.4381)

Note 16 – Commitments and Contingencies

Leases

The Company currently leases two office spaces in St. Petersburg, Russia beginning in January 2008 under non-cancellable operating leases that expire on September 10, 2009 and December 31, 2009. The Company also leases office space as well as office equipment in the United Kingdom beginning in May 2008 that expires on December 31, 2009 and April 30, 2010, respectively. The Company also leases office space and equipment in Bogota, Colombia beginning between October 2007 and March 2008 that expire between March 2009 and October 2011. The Company leases an office in Buenos Aires, Argentina until July 2010. Additionally, the Company leases office space in Moscow, Russia beginning in November 2008 and expiring in October 2009 and in the Ukraine that began in January 2009 and expires in November 2009. Future minimum lease payments under non-cancellable operating leases with initial or remaining terms of one year or more are as follows:

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

Potential Claim

AGI

The Company currently owes AGI, a supplier to the Company, approximately $16 million. Following the Share Exchange Agreement entered into on October 30, 2008 the Company entered into a separate agreement with AGI. Under the terms of the agreement,

•	AGI transferred €4 million (approximately $6.2 million at September 30, 2008) of open accounts payable to common stock in Octavian Global Technologies Inc,
•	AGI transferred €8 million (approximately $12.4 million at September 30, 2008) of open accounts payable to a four-year loan with Octavian at an interest rate of Libor plus 4% with a cap of 8%.

Further, AGI invested $5 million of new capital to the Company under the same conditions as the third party investors, and the Company repaid $2,547,000 of accounts payable and was due to repay the remaining accounts payable balance in four equal monthly installments of $1,514,256 at the end of each month starting in November 2008.  None of these payments were made prior to the further private placement which closed on May 14, 2009.

PacificNet:
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

Note 17 – Segment Information

The Company’s predominant businesses are the research and development, manufacture, marketing, distribution, and sale of state-of-the-art systems and gaming solutions. The Company provides network integrated solutions which provide a centralized platform to manage, control, and monitor existing gaming and lottery operations and machines. Additionally, the Company distributes gaming machines and equipment from third party suppliers as well as the Company’s proprietary Maverick 1000 slot machine. The Company operates in three geographic segments:  Octavian Europe, Octavian CIS, and Octavian Latin America.

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

Octavian CIS consists of three regional offices: St. Petersburg, Russia; Moscow, Russia; and Kiev, Ukraine. The team in St Petersburg have been instrumental in the continual development of the ACP (Account Control Progressive) slots management system, evolving the product to allow Cashless & Player Tracking, EZ Pay integration, Bonus Club features to be added. And more recently in the developing Octavian GateManager and Octavian CashManager tables management system and bridging both systems to provide the full spectrum of functionality to manage venues of slots any tables of any size worldwide. The Moscow office, trading as CATS (Casino Amusement Technology Supplies) has been responsible for the distribution of 3rd party products to both Russia, prior to the closure of the market, and other members of CIS.

Octavian Latin America consists of two regional offices: Buenos Aires, Argentina and Bogota, Columbia. Key products for the Latin American market have been My ACP together with ExtraCash and SprintPay with the Company’s games, as well as supplying gaming machines. The latter revenue stream to be strengthened by replacing third party machines with the Company’s revolutionary flat pack Maverick 1000 which has already gained much interest from Latin America, especially as the flat pack design offers significant cost benefits from lower importation taxes and local assembly benefits, in addition to being competitively priced at a little more than a second hand machine.

The following tables summarize segment information for the period ended March 31, 2009 and 2008:

	March 31	March 31
	2009	2008

Revenue from unrelated entities
Octavian Europe	1,246,782	374,188
Octavian CIS	2,056,874	12,731,062
Octavian Latin America	558,613	3,302,275
	3,862,269	16,407,525

Intersegment revenues
Octavian Europe		52,149
Octavian CIS	577,260	366
Octavian Latin America		192,352
	577,260	244,867

Total revenues
Octavian Europe	1,246,782	426,337
Octavian CIS	2,634,134	12,731,428
Octavian Latin America	558,613	3,494,627
Less intersegment revenues	(577,260)	(244,867)
	3,862,269	16,407,525

Income (Loss) from operations
Octavian Europe	(1,307,001)	(2,461,118)
Octavian CIS	(27,443)	1,205,341
Octavian Latin America	(518,020)	596,102
	(1,852,464)	(659,675)

Income tax (expense) benefit
Octavian Europe	—	—
Octavian CIS	(65,066)	(6,639)
Octavian Latin America	(62,250)	—
	(127,316)	(6,639)

Net income (loss)
Octavian Europe	(890,807)	(3,770,272)
Octavian CIS	(695,707)	1,297,439
Octavian Latin America	(556,625)	540,009
Minority interest	(4,885)	2,297
	(2,148,024)	(1,930,527)

Provision for depreciation and amortization
Octavian Europe	507,654	124,564
Octavian CIS	3,009	(96,835)
Octavian Latin America	27,369	80,114
	538,032	107,843

		December 31,
		2008

Total Assets
Octavian Europe	7,111,402	8,989,329
Octavian CIS	6,595,060	6,948,222
Octavian Latin America	2,190,613	3,009,097
	15,897,075	18,946,648

Note 18 – PacificNet Agreement

On December 7, 2007, Octavian entered into an Agreement for the acquisition by PacificNet Games of the entire issued share capital of the Octavian which was completed on January 22, 2008. Shortly after completion, the Octavian and PacificNet decided that it would not benefit their respective businesses to continue as one group and therefore the Octavian and PacificNet mutually agreed to terminate the merger agreement on March 28, 2008 and entered into a written agreement to document this on May 14, 2008.  On May 14, 2008, all of the parties to the PacificNet Acquisition Agreement entered into a Deed of Amendment (the “PacificNet Termination Agreement”), pursuant to which the PacificNet Acquisition Agreement and all rights and obligations of the parties thereunder were terminated.  The Service Agreement was also terminated. As a result of the termination of the PacificNet Acquisition Agreement, neither the remaining consideration shares of PacificNet common stock (1.1 million shares) nor any of the Earn-Out Amount were transferred/paid to Ziria, and all shares of Emperor were returned to Ziria and the 1.2 million shares of Pacific Net common stock to Ziria were returned to PacificNet.  Upon the consummation of this transaction, Emperor was no longer a direct subsidiary of PacificNet, nor was Octavian any longer an indirect subsidiary of PacificNet.  Harmen Brenninkmeijer, our Chief Executive Officer and a director of Octavian, resigned from the board of directors of PacificNet on May 21, 2008.  PacificNet paid Sterne Agee & Leach, Inc., a company that acted as a consultant to Octavian for the PacificNet Acquisition, 30,000 PacificNet shares.

The following are the terms of the PacificNet Termination Agreement:

•
Octavian agreed to issue to PacificNet or its nominee an amount of shares of capital stock of  Octavian equal to five percent (5%) of the outstanding shares of Octavian.  Octavian issued PacificNet 62 shares (equal to 200,930 shares in Octavian Global Technologies Inc) of Octavian’s common stock on October 30, 2008 in satisfaction of this provision (see Note 14).  Additionally, PacificNet was granted the option to, prior to May 14, 2009 and on only one occasion during such period, purchase additional shares of the Company’s stock at a per share purchase price equal to 85 percent of the most recent subscription price per share of the Company’s stock paid by third party investors in the Company up to a number of shares that would result in PacificNet owning five percent (5%) of the the Company’s stock issued and outstanding on the date of exercise of the option.  As of May 14, 2009, this option expired. PacificNet agreed to issue to the Company 500,000 shares of PacificNet’s common stock. These PacificNet shares will be subject to a one-year lock up and sale restriction, which expired on May 14, 2009, any sale of these shares must be communicated to PacificNet in advance, PacificNet has the right of refusal to arrange buyers for the shares, and PacificNet will be entitled to half of the net gain on any partial sale of PacificNet shares.

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

•
The Company agreed to pay PacificNet $200,000 in consideration for PacificNet’s localization and language translation of the Company’s products into the Chinese language.  Additionally, the Company agreed to use its reasonable endeavors to meet minimum sales targets from the sale of PacificNet’s machines of $4 million during the twelve month period ended mid-year 2009 and $6 million during the twelve month period ended mid-year 2010. The Company’s commitment to achieving these targets was agreed to by the Company undertaking to use its reasonable endeavors to comply. PacificNet agreed to provide all appropriate support to assist the Comapny in achieving these goals.

As at March 31, 2009, the Company impaired the investment in PacificNet securities by $72,500 as a permanent decline in the value of their investment.

Note 19 – Subsequent Events

Debentures and Warrants Purchase Agreement

On May 14, 2009, we entered into a Debentures and Warrants Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), and closed a private placement offering pursuant to which we raised gross proceeds of $4 million and, among other things, issued and sold our Original Issue Discount Convertible Debentures (the “Finance Debentures”) with an aggregate principal amount of $4,395,600 which Debentures are convertible into shares of the Company’s Common Stock (the “Common Stock”) at a conversion price of $3.10 per share, subject to adjustment therein.  Additionally, the Investors received Common Stock Purchase Warrants to purchase up to an aggregate of 1,290,322 shares of Common Stock (645,161 shares at an initial exercise price of $3.10 per share for 5 years and 645,161 shares at an initial exercise price of $4.65 per share for 7 years, which exercise prices and the number of shares exercisable thereunder are subject to adjustment (the “Finance Warrants”)) and an aggregate of 283,587 shares of Common Stock (the “Finance Shares”).

Debt for Equity Exchange

Pursuant to the terms of the Purchase Agreement, Austrian Gaming Industries GmbH (“AGI”), the Company’s principal supplier of casino gaming machines and a holder of approximately 31.2 percent of the issued and outstanding Common Stock prior to the consummation of the Purchase Agreement, agreed to exchange (the “Exchange”) outstanding accounts payable with the Company of $6,378,525.86 for Original Issue Discount Convertible Debentures (the “Exchange Debentures” and together with the Finance Debenture, the “Debentures”) with a principal amount of $6,378,525.86 which Debentures are convertible at a conversion price of $3.10 per share, subject to adjustment therein, Common Stock Purchase Warrants (which, collectively with the Finance Warrants, the “Warrants”) to purchase up an aggregate of 2,057,590 shares of Common Stock (1,028,795 shares at an initial exercise price of $3.10 per share for 5 years and  1,028,795 shares at an initial exercise price of $4.65 per share for 7 years, which exercise prices and the number of shares exercisable thereunder are subject to adjustment therein) and an aggregate of 411,518 shares of Common Stock (which, collectively with the Finance Shares, the “Shares”).  Immediately upon the consummation of the Purchase Agreement, the Exchange Debentures were converted into 2,057,589 shares of Common Stock.

Investor Consent and Amendment

In order to consummate the Purchase Agreement and any other transactions related thereto, the Company entered into a Consent and Amendment Agreement (the “Consent and Amendment”) with certain holders of the Company’s Original Issue Discount Convertible Debentures issued to the Securities Purchase Agreement, dated October 30, 2008 (the “October Purchase Agreement”).  Pursuant to the Consent and Amendment and the Purchase Agreement, the Holders consented to the Purchase Agreement and the transactions contemplated therein, including the Exchange and the issuance of the Debentures, Warrants and Shares.

Stockholder Agreement

Concurrent with the Purchase Agreement, the Company entered into a Stockholder Agreement (the “Stockholder Agreement”) with Ziria Enterprises Limited (“Ziria”), AGI and Harmen Brenninkmeijer, the Company’s Chairman of the Board of Directors and Chief Executive Officer (collectively with Ziria and AGI, the “Majority Stockholders”).  Pursuant to the Stockholder Agreement, the Majority Stockholders and the Company set forth certain terms and conditions regarding the ownership of the shares of Common Stock held by the Majority Stockholders (the “Majority Shares”), including certain restrictions on the transfer of the Majority Shares and the management of the Company and its subsidiaries.  In addition, the board of directors shall consist of Mr. Brenninkmeijer, Peter Brenninkmeijer, Peter Moffitt, a designee of AGI (the “AGI Designee”) and a designee of Harmen Brenninkmeijer (the “HB Designee”).  No additional seats on the board of directors shall be created and no other person or entity may be appointed to the board of directors without the prior written consent of Harmen Brenninkmeijer and AGI; provided, however, any designee may be removed by the designating Majority Stockholder and replaced by such Majority Stockholder in such Majority Stockholder’s sole discretion.  The Stockholder Agreement further provides that the management of the Company shall be conducted in the manner that it has been conducted immediately prior to the execution of the Stockholder Agreement; provided that AGI shall have consent rights with respect to certain corporate actions as set forth therein.

Amended and Restated Employment Agreement

We entered into an Amended and Restated Employment Agreement with Mr. Brenninkmeijer, effective as of May 14, 2009 (the “Amended Agreement”) which amends and restates that certain Employment Agreement dated October 30, 2008 by and between the Company and Mr. Brenninkmeijer, as amended on December 8, 2008 (the “Prior Agreement”).  The terms of the Amended Agreement supersede and replace the terms of the Prior Agreement and govern the relationship between the parties hereto regarding the subject matter set forth therein.

Unregistered Sales of Equity Securities

Pursuant to the Purchase Agreement, on May 14, 2009, the Company issued (i) Debentures in an aggregate principal amount of US$10,774,125.86; (ii) Warrants to purchase up to an aggregate of  3,347,912 shares of our Common Stock; and (iii) 695,105 shares of our Common Stock.  As of May 14, 2009, the Finance Debentures are convertible into an aggregate of 1,290,322 shares of Common Stock and the Exchange Debentures shall immediately as of the consummation of the Purchase Agreement convert into an aggregate of 2,057,589 shares of Common Stock.  The Company raised gross proceeds of $4 million. As a result of the Purchase Agreement, AGI increased its beneficial ownership of the voting shares of Common Stock to approximately 50.6% of the issued and outstanding Common Stock from approximately 31.2%.  This offer and sale of securities was made in reliance upon the exemption from registration provided by Regulation S of the Securities Act, Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.

Change of Control

Pursuant to the terms of the Purchase Agreement, AGI increased its beneficial ownership of the voting shares of Common Stock to approximately 50.6% of the issued and outstanding Common Stock from approximately 31.2%.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion of our results of operations and financial condition should be read together with the consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors.

OVERVIEW

Octavian is a global provider of a full end-to-end suite of gaming systems and products. We are an independent provider of networked CMS, games, AWPs, lotteries and other advanced gaming products and services in over 30 countries.

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

CONSOLIDATED OPERATING RESULTS – A Three month Comparative Analysis

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

	Three months ended March 31,		Amount Change	Percentage Change
	2009	2008	2009 vs 2008	2009 vs 2008
	Unaudited	Unaudited
Net Revenue	$3,862,270	$16,407,524	$(12,545,254)	-76.5%
Cost of Revenue	$1,671,720	$13,320,555	$(11,648,835)	-87.5%
Gross profit	$2,190,550	$3,086,969	$(896,419)	-29.0%
Operating expenses
General, administrative and selling expenses	$3,425,132	$3,567,909	$(142,777)	-4.0%
Depreciation and amortization	$538,032	$107,843	$430,189	398.9%
Impairment of goodwill	$72,500	$—	$—	NM1
Total operating expenses	$4,035,664	$3,675,752	$359,912	9.8%

	Three months ended March 31,		Amount Change	Percentage Change
	2009	2008	2009 vs 2008	2009 vs 2008
	Unaudited	Unaudited
Income /(Loss) from operations	$(1,845,114)	$(588,783)	$(1,256,331)	213.4%

Non-operating income (expense):
Other income (expense)	$6,419	$7,246	$(827)	-11.4%
Interest income (expense)	$(199,577)	$(124,351)	$(75,226)	60.5%
Share of earnings (loss) of assassociated co's	$451,554	$(70,892)	$522,436	NM1
Foreign Currency transaction loss (expense)	$(420,770)	$(1,440,687)	$1,019,917	-70.8%
Outside stockholders' interests	$(4,885)	$2,297	$(7,182)	-312.7%
Gain (Loss) on disposal of fixed assets	$(984)	$291,282	$(292,266)	-100.3%
Capital raising fees	$(7,352)	—	(7,352)	NM1
Total non-operating income (expense)	$(170,710)	$(1,377,402)	$1,206,692	87.6%

Income before taxation	$(2,015,824)	$(1,926,185)	$(96,822)	4.0%

Taxation	$127,316	$6,639	$120,677	1817.7%

Net income after taxation	$(2,148,025)	$(1,930,527)	$(217,498)	11.3%

Other comprehensive income
Foreign currency translation gain	$789,109	$(306,906)	1,096,015	NM1

Comprehensive Loss	$(1,358,916)	$(2,237,433)	$(878,517)	-39.3%

Weighted average shares outstanding :
Basic and diluted	7,983,113	3,294,050

Loss per share:
Continuing operations	$(0.27)	$(0.59)
1 – Not Meaningful

(amounts in thousands US$)	Three months ended March, 31		Variance	Percentage Change
	2009	2008	2009 vs 2008	2009 vs 2008
Revenues
OctaSystems	$1,375	$2,089	$(714)	(34.2)%
OctaGames	$1,775	$188	$1,587	844.7%
OctaLotto	$—	$—	$—	—%
OctaSupplies	$712	$14,130	$(13,418)	(95.0)%
Total	$3,862	$16,407	$(12,545)	(76.5)%

Our revenues for the three months ended March 31, 2009 were approximately US$3.9 million, representing a decrease of approximately US$12.5 million or 76.5 percent compared to the three months ended March 31, 2008, which mainly was the result of lower OctaSupplies and OctaGames sales.

(amounts in thousands US$)	Three months ended March, 31		Variance	Percentage Change
	2009	2008	2009 vs 2008	2009 vs 2008
OctaSupplies revenues
CIS	$557	$11,720	$(11,163)	(95.2)%
EMEA	$59	$141	$(82)	(58.2)%
Latin America	$96	$2,269	$(2,173)	(95.8)%
Total	$712	$14,130	$(13,418)	(95.0)%

OctaSupplies sales decreased approximately US$13.4 million or 95 percent for three months ended March 31, 2009 to approximately US$0.7 million compared to approximately $14.1 million for the three months ended March 31, 2008. Approximately 83 percent of sales in 2008 represented OctaSupplies sales in Russia which have since been adversely affected by the legislative change significantly limiting gambling operations in Russia from July 2009.   In the first half of 2008 there had been an expectation in the Russian market that the legislation would be reversed or postponed but by the second half of 2008 it became clear that this was not going to be the case and the Russian slot machine market collapsed and continues at a minimal level.

(amounts in thousands US$)	Three months ended March, 31		Variance	Percentage Change
	2009	2008	2009 vs 2008	2009 vs 2008
OctaSystems revenues
CIS	$779	$947	$(168)	(17.7)%
EMEA	$152	$233	$(81)	(34.8)%
Latin America	$444	$909	$(465)	(51.2)%
Total	$1,375	$2,089	$(714)	(34.2)%

OctaSystems revenue decreased by approximately US$0.7 million (34.2 percent) from approximately US$2.1 million for the three months ended March 31, 2008 to approximately US$1.4 million in the three months ended March 31, 2009. The legislative change in Russia heavily affected OctaSystems revenue in Russia which decreased by approximately US$0.2 million (17.7 percent) from approximately US$0.95 million for the three months ended March 31, 2008 to approximately US$0.78 million for the three months ended March 31, 2009. OctaSystems revenue decreased in Latin America by approximately US$0.5 million (51.2 percent) from approximately US$0.9 million for the three months ended March 31, 2008 to approximately US$0.4 million for the three months ended March 31, 2009 due to the difficult trading conditions in that market.

(amounts in thousands US$)	Three months ended March, 31		Variance	Percentage Change
	2009	2008	2009 vs 2008	2009 vs 2008
OctaGames revenues
CIS	$721	$64	$657	1,026.6%
EMEA	$1,035	$—	$1,035	NM1
Latin America	$19	$124	$(105)	(84.7)%
Total	$1,775	$188	$1,587	844.7%
1 – Not Meaningful

OctaGames sales increased by approximately US$1.6 million (844.7 percent) to approximately US$1.8 million for the three months ended March 31, 2009 from approximately US$0.2 million for the three months ended March 31, 2008. OctaGames sales in Europe increased by approximately US$1 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, primarily as a result of first-time sales of game licenses in Italy. There was an increase in sales in Russia of approximately US$0.7 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. These also related to the development and sales of new games.  Sales in Latin America fell by approximately US$0.1 million (84.7 percent) from approximately US$ 0.1 million for the period ended March 31, 2008 to approximately US$ 0.02 million for the three months ended March 31, 2009, reflecting difficult trading conditions in that market.

(amounts in thousands US$)	Three months ended March, 31		Variance	Percentage Change
	2009	2008	2009 vs 2008	2009 vs 2008
	Unaudited	Unaudited
Revenues and gross profit
Revenues	$3,862	$16,408	$(12,546)	(76.5)%
Cost of Revenues	$1,672	$13,321	$(11,649)	(87.5)%
Gross Profit	$2,190	$3,087	$(897)	(29.0)%

The increase in margin reflects the higher proportion of OctaGames sold in 2009 which have a much higher margin compared to our OctaSupplies sales.

Operating Expenses

Sales, general & administrative (“SG&A”) expenses decreased by approximately US$0.2 million, or 5.9 percent, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, which was mainly the result of a reduction in cash associated with the raising of capital in 2008. In 2008, our bad debt expense was reduced by approximately US$8.1 million to approximately US$1.3 million, taking into account debts older than six months.

(amounts in thousands US$)	Three months ended March, 31		Variance	Percentage Change
	2009	2008	2009 vs 2008	2009 vs 2008
SG&A cost
Staff Costs	$1,252	$1,740	$(488)	(28)%
Other cost	$1,501	$1,790	$(289)	(16.1)%
SG&A excluding Bad debt	$2,753	$3,530	$(777)	(22.0)%
Bad Debts	$672	$37	$636	1,731%
Total SG&A cost incl Bad debt provision	$3,425	$3,567	$(142)	3.9%

Excluding bad debts, SG&A decreased approximately US$0.8 million or 23.6 percent from approximately US$3.6 million for the three months ended March 31, 2008 to approximately US$2.8 million for the three months ended March 31, 2009.

Staffing costs decreased approximately US$0.5 million or 28 percent from approximately US$1.7 million for the three months ended March 31, 2008 to approximately US$1.25 million for the three months ended March 31, 2009, due to a general reduction in staff numbers and external contractor costs.

There was a decrease in other expenses of approximately US$0.3 million or 16 percent from approximately US$1.8 million for the three months ended March 31, 2008 to approximately US$1.5 million for the three months ended March 31, 2009.

We have accounted for an increase in bad debt reserve of approximately US$0.7 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, based on debt outstanding for more than six months for all customers in the group.

	Three months ended March, 31		Variance	Percentage Change
	2009	2008	2009 vs 2008	2009 vs 2008
	Unaudited	Unaudited
Operating expenses
General, administrative and selling expenses	$3,425,132	$3,567,909	$(142,777)	(4.0)%
Depreciation and amortization	$538,032	$107,843	$430,189	398.9%
Impairment of goodwill	$72,500	$—	$72,500	NM1
Total operating expenses	$4,035,664	$3,675,752	$359,912	9.8%
1 – Not Meaningful

Depreciation and amortization increased by approximately US$0.4 million or 399 percent for the three months ended March 31, 2009 as compared to the same period in 2008 as a result of higher amortization expenses related to additions to our intangible assets and the amortization of capitalization costs following the reverse merger in 2008.

In 2009, we impaired our investment in our 500,000 PactNet shares acquired as part of the incomplete merger with PACTNET in 2008.

Other Income (Expense) and Taxes

Interest expense increased to approximately US$0.2 million for the three months ended March 31, 2009 as compared to the same period in 2008 due to interest charges incurred on our AGI loan. Interest is accrued on the current loan with AGI of EURO 7,500,000 at March 31, 2009 (US$ 8,765,810 based on the March 31, 2009 Exchange Rate of € 1 = US$ 1.3208).

In 2008, our 50 percent joint venture in Italy booked a small loss due to the delayed implementation of new legislation, which would have expanded the gaming market in Italy. As a result of the delay, no new gaming products were allowed to be sold in Italy in 2008. With the implementation of the new legislation Italy became profitable at the end of 2008. Our 50% shareholding generated a further gain of approximately US$ 0.5 million in the first three months of 2009.

 In the first three months of 2009 we incurred corporate taxes of US$ 0.1 million in our operations in Argentina and Russia.

Outside shareholders’ interests

Octavian International owns 89.7 percent of the shares in Octavian Latin America SA, a company incorporated in Colombia and based in Bogotá. The remaining 10.3 percent of the shares are held by five individuals. For the three months ended March 31, 2008, the profits from Octavian Latin America SA resulted in a gain of approximately US$0.002 million compared to an expense of approximately US$0.005 million for the same period 2009.

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

For the three months ended March 31, 2009, we had a foreign currency expense of approximately US$ 0.4 million compared with a loss of approximately US$ 1.4 million for the three months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES – March 31, 2009

Overview

In the highly competitive industry in which we operate, operating results may fluctuate significantly from period to period.

Our principal source of liquidity is cash from operations. Other sources of capital include, but are not limited to, loans from third parties, credit terms from our suppliers and both recent private placements of equity and convertible debt. At March 31, 2009, we had negative working capital of approximately US$3.3 million as compared to a negative working capital of approximately US$0.3 million at December 31, 2008. For the next 12 months, we expect that our available capital resources will be sufficient to fund all capital requirements, capital expenditures and payment obligations.

(amounts in thousands)	3 Months ended	Year ended	Increase (decrease)
	March 31, 2009	December 31, 2008	Amount	%

Cash and cash equivalents	$2,046	$2,830	$(784)	(27.7)%
Total Current Assets	$10,659	$14,575	$(3,916)	(26.9)%
Total Current Liabilities	$14,007	$15,549	$(1,542)	(9.9)%
Net working deficit	$(3,348)	$(974)	$(2,374)	(243.7)%

Cash Flows Summary

				Percentage
(amounts in thousands US$)	3 Months ended March 31		Variance	Change
	2009	2008	2009 vs 2008	2009 vs 2008

Cashflow from operation activities	$556	$(173)	$729	NM1

Cashflow from investing activities	$(1,151)	$(1,033)	$(118)	(11.4)%

Cashflow from financing activities	$(146)	$72	$(218)	NM1

Effect of Exchange rate changes on
cash and cash equivalents	$(43)	$(12)	$(31)	(258.3)%

Net Cashflow	$(784)	$(1,147)	$363	31.6%
1 – Not Meaningful

Operating Activities

Our operating activities resulted in a cash inflow of US$0.6 million in the three months to March 31, 2009, which primarily was a result of the net losses we recognized during this period offset by significant payments received from our debtors. The difference between our net income and our net cash provided by operating activities was attributable to non-cash expenses included in net income and to changes in our operating assets and liabilities, as presented below.

(amounts in thousands US$)	Three months ended March 31
	2009	2008

Net Income (Loss)	$(2,143)	$(1,931)
Add: non-cash expenses	$1,094	$1,916
Deduct (Add): changes in operating assets	$2,421	$(4,203)
Add (deduct): changes in operating liabilities	$(816)	$4,045
Net Cash provided by operating activities	$556	$(173)

Non-cash expenses in the three months to March 31, 2009 amounted to US$1.1 million and related to a bad debt provision of US$0.7 million, depreciation costs of US$0.5 million and amortization of debt costs of US$0.3 million.  These were offset by our earnings from our Italian joint venture of US$ 0.5 million.

In the three months to March 31, 2009 cash inflows from assets increased approximately US$2.4 million as result of an increase in inventory of approximately US$0.1 million and an increase in other receivables of approximately US$0.9 million offset against a decrease in accounts receivable of approximately US$3.2 million.

In the three months to March 31, 2009 cash outflows from operating liabilities increased by US$0.8 million mainly as a result of a decrease in accounts payable of approximately US$0.2 million and a decrease in accrued expenses and unearned revenue of approximately US$0.5 million.

Investing Activities

For the three months ended March 31, 2009, the total cash outflows in investing activities were approximately US$1.15 million, an increase of approximately US$0.1 million, or 11.4 percent, from approximately US$1.03 million compared with the same period in 2008. Cash outflows for the three months ended March 31, 2009 in relation to intangible assets amounted to approximately US$0.8 million compared with US$0.5 million for the same period in 2008. This increase is attributable to the costs incurred in the development of the games for our various markets.

Cash outflows in the purchase of property and equipment were US$0.35 million in the three months to March 31, 2009, a decrease of US$0.1 million from US$0.45 million compared to the same period in 2008.

Financing Activities

For the three months ended March 31, 2009, cash outflows from financing activities were approximately US$0.15 million compared to cash inflows for the three months ended March 31, 2008 of approximately US$0.07 million.

FINANCIAL CONDITION – March 31, 2009

(amounts in thousands US$)	March 31	December 31	Variance	Percentage Change
	2009	2008	2009 vs 2008	2009 vs 2008

Total Assets	$15,897	$18,946	$(3,049)	(16.1)%
Total Liabilities	$31,231	$33,590	$(2,359)	(7.0)%
Total Equity	$(15,334)	$(14,644)	$(690)	4.7%

Total Current Assets	$10,659	$14,575	$(3,916)	(26.9)%
Total Current Liabilities	$14,007	$15549	$(1,542)	(9.9)%
Net working capital	$(3,348)	$(974)	$(2,374)	(243.7)%

At March 31, 2009, we had negative net assets of US$15.3 million and negative working capital of US$3.3 million. The reduction in total assets reflects the difficult trading conditions, primarily due to legislation changes in Russia.

Total liabilities decreased US$2.4 million, or 7 percent, between March 31, 2009 and December 31, 2008 primarily due to the repayment of loans amounting to US1.1 million and the issue of shares, amounting to US$0.7 million previously accrued in 2008.  In addition, accounts payable and accrued expenses were reduced by US$0.4 million and 0.5 million respectively.

The decrease in shareholders’ equity reflects the loss for the period of US$2.1 million offset against the comprehensive foreign exchange gain of US$0.8 million and the common stock issue of US$0.7 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with unconsolidated entities or other persons.

 Purchase Commitments

From time to time, we enter into commitments with our vendors to purchase inventory at fixed prices or in guaranteed quantities. We were not party to any firm commitments as of March 31, 2009.

Capital Expenditure and Other

During the three months ended March 31, 2009, the net value of fixed assets increased by approximately US$0.15 million, as compared to December 31, 2008.  This was mainly as a result of an increase in participation machines, where revenues are shared with operators, in Malta and the installation of slot machines for testing in Germany.

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

The following are the terms of the PacificNet Termination Agreement:

•
The Company agreed to issue to PacificNet or its nominee an amount of shares of capital stock of the Company equal to five percent (5%) of the outstanding shares of the Company. The Company issued PacificNet 61 of the Company’s Ordinary Shares on October 30, 2008, which were then exchanged for 199,333 shares of our Common Stock in the reverse merger, in satisfaction of this provision. Additionally, PacificNet was granted the option to, prior to May 14, 2009 and on only one occasion during such period, purchase additional shares of the Company’s stock at a per share purchase price equal to 85 percent of the most recent subscription price per share of the Company’s stock paid by third party investors in the Company up to a number of shares that would result in PacificNet owning five percent (5%) of the Company’s stock issued and outstanding on the date of exercise of the option. PacificNet agreed to issue to the Company 500,000 shares of PacificNet’s common stock. These PacificNet shares were subject to a one-year lock up and sale restriction which expired May 14, 2009, any sale of these shares must be communicated to PacificNet in advance, PacificNet has the right of refusal to arrange buyers for the shares, and PacificNet will be entitled to half of the net gain on any sale of PacificNet shares.

•	PacificNet and the Company agreed to use reasonable endeavors to formalize the following business opportunities though none of these have been formalized to date:

1.
A non-exclusive distribution agreement and license pursuant to which PacificNet will be appointed as a distributor of the Company’s products in Macau, provided that eBet would be the only other distributor permitted to distribute the Company’s products in that territory; and

2.	A joint venture relationship relating to the development of future business opportunities in Macau and other territories in Asia.

The Company agreed to pay PacificNet US$200,000 in consideration for PacificNet’s localization and language translation of the Company’s products into the Chinese language. Additionally, the Company agreed to use its reasonable endeavors to meet minimum sales targets from the sale of PacificNet’s machines of: US$4 million during the twelve month period ended mid-year 2009 and US$6 million during the twelve month period ended mid-year 2010. The Company’s commitment to achieving these targets was agreed to by the Company undertaking to use its reasonable endeavors to comply. PacificNet agreed to provide all appropriate support to assist the Company in achieving these goals. On January 5, 2009, Octavian received a letter from PacificNet pursuant to which it has asserted a claim against Octavian for certain alleged events of default by Octavian   under the PacificNet Termination Agreement (the “Claim”).  Pursuant to the Claim, PacificNet has demanded payments, in an aggregate amount of $280,000, for certain services allegedly performed by PacificNet, as well as the reimbursement of certain expenses related to prior transactions between the parties.  The Company’s management has reviewed the Claim and believes that it is without merit and plans to defend against any actions taken by PacificNet accordingly. No further claim has been made by PacificNet and no payments have been made by the Company to date.

Subsequent Events

Debentures and Warrants Purchase Agreement

On May 14, 2009, we entered into a Debentures and Warrants Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), and closed a private placement offering pursuant to which we raised gross proceeds of $4 million and, among other things, issued and sold our Original Issue Discount Convertible Debentures (the “Finance Debentures”) with an aggregate principal amount of $4,395,600 which Debentures are convertible into shares of the Company’s Common Stock (the “Common Stock”) at a conversion price of $3.10 per share, subject to adjustment therein.  Additionally, the Investors received Common Stock Purchase Warrants to purchase up to an aggregate of 1,290,322 shares of Common Stock (645,161 shares at an initial exercise price of $3.10 per share for 5 years and 645,161 shares at an initial exercise price of $4.65 per share for 7 years, which exercise prices and the number of shares exercisable thereunder are subject to adjustment (the “Finance Warrants”)) and an aggregate of 283,587 shares of Common Stock (the “Finance Shares”).

Debt for Equity Exchange

Pursuant to the terms of the Purchase Agreement, Austrian Gaming Industries GmbH (“AGI”), the Company’s principal supplier of casino gaming machines and a holder of approximately 31.2 percent of the issued and outstanding Common Stock prior to the consummation of the Purchase Agreement, agreed to exchange (the “Exchange”) outstanding accounts payable with the Company of $6,378,525.86 for Original Issue Discount Convertible Debentures (the “Exchange Debentures” and together with the Finance Debenture, the “Debentures”) with a principal amount of $6,378,525.86 which Debentures are convertible at a conversion price of $3.10 per share, subject to adjustment therein, Common Stock Purchase Warrants (which, collectively with the Finance Warrants, the “Warrants”) to purchase up an aggregate of 2,057,590 shares of Common Stock (1,028,795 shares at an initial exercise price of $3.10 per share for 5 years and  1,028,795 shares at an initial exercise price of $4.65 per share for 7 years, which exercise prices and the number of shares exercisable thereunder are subject to adjustment therein) and an aggregate of 411,518 shares of Common Stock (which, collectively with the Finance Shares, the “Shares”).  Immediately upon the consummation of the Purchase Agreement, the Exchange Debentures were converted into 2,057,589 shares of Common Stock.

Investor Consent and Amendment

In order to consummate the Purchase Agreement and any other transactions related thereto, the Company entered into a Consent and Amendment Agreement (the “Consent and Amendment”) with certain holders of the Company’s Original Issue Discount Convertible Debentures issued to the Securities Purchase Agreement, dated October 30, 2008 (the “October Purchase Agreement”).  Pursuant to the Consent and Amendment and the Purchase Agreement, the Holders consented to the Purchase Agreement and the transactions contemplated therein, including the Exchange and the issuance of the Debentures, Warrants and Shares.

Stockholder Agreement

Concurrent with the Purchase Agreement, the Company entered into a Stockholder Agreement (the “Stockholder Agreement”) with Ziria Enterprises Limited (“Ziria”), AGI and Harmen Brenninkmeijer, the Company’s Chairman of the Board of Directors and Chief Executive Officer (collectively with Ziria and AGI, the “Majority Stockholders”).  Pursuant to the Stockholder Agreement, the Majority Stockholders and the Company set forth certain terms and conditions regarding the ownership of the shares of Common Stock held by the Majority Stockholders (the “Majority Shares”), including certain restrictions on the transfer of the Majority Shares and the management of the Company and its subsidiaries.  In addition, the board of directors shall consist of Mr. Brenninkmeijer, Peter Brenninkmeijer, Peter Moffitt, a designee of AGI (the “AGI Designee”) and a designee of Harmen Brenninkmeijer (the “HB Designee”).  No additional seats on the board of directors shall be created and no other person or entity may be appointed to the board of directors without the prior written consent of Harmen Brenninkmeijer and AGI; provided, however, any designee may be removed by the designating Majority Stockholder and replaced by such Majority Stockholder in such Majority Stockholder’s sole discretion.  The Stockholder Agreement further provides that the management of the Company shall be conducted in the manner that it has been conducted immediately prior to the execution of the Stockholder Agreement; provided that AGI shall have consent rights with respect to certain corporate actions as set forth therein.

Amended and Restated Employment Agreement

We entered into an Amended and Restated Employment Agreement with Mr. Brenninkmeijer, effective as of May 14, 2009 (the “Amended Agreement”) which amends and restates that certain Employment Agreement dated October 30, 2008 by and between the Company and Mr. Brenninkmeijer, as amended on December 8, 2008 (the “Prior Agreement”).  The terms of the Amended Agreement supersede and replace the terms of the Prior Agreement and govern the relationship between the parties hereto regarding the subject matter set forth therein.

Unregistered Sales of Equity Securities

Pursuant to the Purchase Agreement, on May 14, 2009, the Company issued (i) Debentures in an aggregate principal amount of US$10,774,125.86; (ii) Warrants to purchase up to an aggregate of  3,347,912 shares of our Common Stock; and (iii) 695,105 shares of our Common Stock.  As of May 14, 2009, the Finance Debentures are convertible into an aggregate of 1,290,322 shares of Common Stock and the Exchange Debentures shall immediately as of the consummation of the Purchase Agreement convert into an aggregate of 2,057,589 shares of Common Stock.  The Company raised gross proceeds of $4 million. As a result of the Purchase Agreement, AGI increased its beneficial ownership of the voting shares of Common Stock to approximately 50.6% of the issued and outstanding Common Stock from approximately 31.2%.  This offer and sale of securities was made in reliance upon the exemption from registration provided by Regulation S of the Securities Act, Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.

Change of Control

Pursuant to the terms of the Purchase Agreement, AGI increased its beneficial ownership of the voting shares of Common Stock to approximately 50.6% of the issued and outstanding Common Stock from approximately 31.2%.

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

Inventories

Inventory is stated at the lower of cost or market value. Cost is determined using the first in, first out method. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower.  An allowance is made for al inventories held for more than one year.

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

Intangible Assets

Intangible assets consist of product developments, customer contracts, game developments, game work-in-progress and lottery development.  All intangible assets are amortised over three years.

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

Unearned Revenue

Unearned revenue represents goods invoiced before year end but not delivered and therefore not included in revenue. These goods will be released into revenue once it is delivered. As at March 31, 2009 and  December 31, 2008 unearned revenue amounted to US$786,205 and US$845,057 respectively.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three months ended March 31, 2009 and 2008 were $12,082 and $10,217 respectively.

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

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items are components of comprehensive income. The functional currency of the Company is British Pound. Translation gains of $789,109 and $1,503 for the three months ended March 31, 2009 and 2008, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.

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

Minority Interest

In order to comply with Colombian law, a company needs to have a minimum of 5 stockholders, with a maximum stockholding of not more than 95% by any individual stockholder. The 4 external stockholders in the Colombian registered entity (Octavian Latin America SA) have a combined 10.3% stockholding in that company. The equity in the non-controlling interest in the Colombian entity has been classified as “Minority stockholders’ interests” in the accompanying consolidated balance sheets. Changes in equity in non-controlling interests arising from results of operations have been recorded as “Outside stockholders’ interests” in the accompanying consolidated statements of operations and other comprehensive income.

Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a Company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has determined that it has 3 reportable segments: Octavian Europe, Octavian CIS, and Octavian Latin America (See Note 17 of the Financial Statements.)

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

As of March 31, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

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

Item 3.   Quantitative and Qualitative Disclosure about Market Risk

Not Applicable.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2009.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not entirely effective as of the end of the period covered by this report to provide all assurances required.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2009 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of March 31, 2009, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The Company was a “shell company” (as defined in Rule 12b-2 under the Exchange Act) until it consummated a “reverse merger” transaction on October 30, 2008, at which time it became subject to Section 404 of The Sarbanes-Oxley Act of 2002.  From October 30, 2008 through March 31, 2009 we had limited resources for implementing effective internal control procedures over financial reporting.

The SEC defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s assessment identified the following weaknesses in the Company’s internal control over financial reporting as of March 31, 2009:

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

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

On October 30, 2008 AGI restructured €8 million  (USD $10,566,427 at December 31, 2008 based on the December 31, 2008 exchange rate of €1=USD $1.4095 ) into a four-year loan, which accrues interest at a rate of three-month USD LIBOR plus four percent (4%) (capped at a maximum rate of eight percent (8%)) per year, and is payable in equal monthly installments of €166,667 (USD $220,134 based on the March 31, 2009 exchange rate of €1=USD $1.3208) over a period of 48 months, commencing on October 30, 2008. As security for the obligation, the Company granted AGI a security interest in all intellectual property rights (including rights in software) in certain of the Company’s intellectual property, including the source and object code for the Company’s Accounting, Control, and Progressives product; the Company’s Maverick product and any modifications; and the Company’s Maverick games and any modifications, ExtraCash and Advanced Gaming Engine, along with all related materials (the “IP Rights”).  The Company has not paid the monthly installments due in March and April 2009 and therefore is currently in default of the loan agreement.  With the agreement of AGI these installments will be brought up to date immediately following the new private placement which closed on May 14, 2009. As of May 15, 2009, the Company has not made any payments to AGI.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.  Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

32.2	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

Remainder of the Page Intentionally Left Blank

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCTAVIAN GLOBAL TECHNOLOGIES, INC.

Date: May 15, 2009	By:	/s/ Harmen Brenninkmeijer
Name: Harmen Brenninkmeijer Chairman and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: May 15, 2009	By:	/s/ Peter Brenninkmeijer
Name: Peter Brenninkmeijer Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)