Form 10-Q
period 2009-06-30
Octavian Global Technologies, Inc.
filed 2009-08-14
CIK 1414490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of August 14, 2009 the registrant had 10,769,102 shares of common stock, $0.001 par value, issued and outstanding.

OCTAVIAN GLOBAL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Octavian Global Technologies, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008
(UNAUDITED)

	June 30,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$1,196,025	$2,829,641
Accounts receivable, net of allowance for
doubtful accounts of $12,093,002 and $11,474,117	2,600,212	7,038,708
Loans receivable	637,600	469,161
Loans receivable - related parties	3,141,560	1,348,359
Inventory, net	1,535,941	1,475,826
Prepaid expense and other current assets	17,444	5,158
Other receivable	2,989,376	1,407,883

Total current assets	12,118,158	14,574,736

PROPERTY AND EQUIPMENT, net	1,753,381	1,386,246

INVESTMENTS IN SUBSIDIARIES AND AFFILIATES	1,191,211	226,094

INTANGIBLE ASSETS, net	4,003,936	2,759,572

TOTAL ASSETS	$19,066,686	$18,946,648

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,559,357	$7,097,203
Accrued expenses	1,696,753	2,887,280
Current portion of loan payables	3,541,577	3,658,324
Customer deposits	274,898	397,482
Unearned revenue	718,185	845,057
Shares to be issued to an officer	-	663,400

Total current liabilities	7,790,770	15,548,746

LONG TERM LIABILITIES:
Loans payable	6,369,291	7,796,931
Tax Liability	242,520	-
Convertible debenture	13,783,167	10,244,505
	20,394,978	18,041,436

STOCKHOLDERS' DEFICIT:
Octavian stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding
Common stock, $0.001 par value; 150,000,000 shares authorized;
10,769,102 and 7,802,408 issued and outstanding at June 30, 2009
and December 31, 2008, respectively	10,769	7,802
Additional paid-in capital	15,820,256	5,781,837
Other comprehensive income	3,625,233	5,274,801
Accumulated deficit	(28,612,118)	(25,744,772)
Total Octavian stockholders' deficit	(9,155,860)	(14,680,332)
Noncontrolling stockholders' interest	36,798	36,798
Total stockholders' deficit	(9,119,062)	(14,643,534)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$19,066,686	$18,946,648

The accompanying notes are an integral part of these unaudited consolidated financial statements

Octavian Global Technologies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008, AND 2007
(UNAUDITED)

	Quarters Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenue
Systems	$1,065,109	$1,380,873	$2,439,591	$3,470,217
Games	2,267,339	241,189	4,042,724	429,119
Lottery	105,733	-	105,733	-
Supplies	635,611	13,826,108	1,348,014	27,956,358

Net Revenue	4,073,792	15,448,170	7,936,062	31,855,694

Cost of Revenue
Systems	345,368	487,020	959,198	1,400,358
Games	821,462	(195,067)	1,347,662	116,260
Lottery	81,055	145,461	151,243	145,461
Supplies	109,635	11,489,166	571,137	23,585,056

Total Cost of Revenue	1,357,520	11,926,580	3,029,240	25,247,135

Gross profit	2,716,272	3,521,590	4,906,822	6,608,559

Operating expenses
General, administrative and selling expenses	3,459,084	3,697,579	6,956,716	7,265,488
Depreciation and amortization	382,659	367,395	718,931	475,238
(Gain) on disposal of fixed assets	(137)	(80,211)	847	(371,493)
Total operating expenses	3,841,606	3,984,763	7,676,494	7,369,233

Loss from operations	(1,125,334)	(463,173)	(2,769,672)	(760,674)

Non-operating income (expense):
Other income (expense)	12,518	182,162	18,937	189,408
Interest expense- Warrant and debt issue cost	(2,349,983)		(2,642,497)
Interest income (expense)	(140,933)	(129,178)	(249,755)	(253,529)
Share of earnings (loss) in equity investment	430,564	(55,938)	882,118	(126,830)
Foreign currency transaction loss	2,616,460	(126,860)	2,195,690	(1,567,547)
Others	(283)	-	(7,635)	-
			-
Total non-operating income (expense)	568,343	(129,814)	196,857	(1,758,498)

Net loss before taxes	(556,991)	(592,987)	(2,572,815)	(2,519,172)

Taxation	167,214	34,224	294,530	40,863

Net Loss including noncontrolling stockholders' interest	(724,205)	(627,211)	(2,867,345)	(2,560,035)

Less: Net loss attributed to noncontrolling stockholders' interest	4,885	5,915	-	8,212

Net loss attributable to Octavian	$(719,320)	$(621,296)	$(2,867,345)	$(2,551,823)

Other comprehensive income
Foreign currency translation adjustment	(2,438,677)	55,959	(1,649,568)	(250,947)

Comprehensive Loss	$(3,157,997)	$(565,337)	$(4,516,913)	$(2,802,770)

Weighted average shares outstanding - basic and diluted :
*Basic and diluted	9,453,926	3,294,050	8,720,555	3,294,050

Loss per share attributed to Octavian stockholders:
Basic and diluted	$(0.08)	$(0.19)	$(0.33)	$(0.77)

*Basic and diluted weighted average number of shares are considered equivalent as the effect of dilutive shares is anti-dilutive

The accompanying notes are an integral part of these unaudited consolidated financial statements

Octavian Global Technologies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR SIX MONTHS ENDED JUNE 30, 2009, AND 2008
(UNAUDITED)

	June 30,	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss including noncontrolling stockholders' interest	$(2,867,345)	$(2,551,824)
Adjustments to reconcile net loss including noncontrolling stockholders'
interest to net cash provided by (used in) operating activities:
Depreciation and amortization	718,931	475,238
Foreign exchange gain/loss	1,393,188	1,567,547
Gain/loss on disposal of fixed assets	-	(371,493)
Bad debt expense	1,164,264	215,464
Share of (earnings) loss from equity investment	(882,118)	126,830
Loss form noncontrolling interest	-	(8,212)
Amortization of debt discounts	2,642,497	-
(Increase) / decrease in assets:
Accounts receivable	4,070,959	(7,384,899)
Other receivable	(1,843,341)	577,960
Inventory	(528,778)	963,559
Prepaid expense	(17,974)	7,757
Other assets	(3,500,662)	(472)
Increase / (decrease) in current liabilities:
Accounts payable	(1,553,571)	8,878,115
Accrued expenses	(388,472)	58,317
Customer deposits	(42,897)	(2,129,299)
Deferred revenue	87,395	-

Net cash provided by (used in) operating activities	(1,547,924)	424,588

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment	(911,532)	(723,524)
Purchase of intangibles	(2,500,289)	(1,088,983)
Repayments of loans receivable	(367,502)	-

Net cash used in investing activities	(3,779,323)	(1,812,507)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term overdrafts and loans	955,867	181,312
Issuance of convertible debenture	4,000,000	-
Repayments on on notes payable	(965,068)	(213,335)

Net cash provided by (used in) financing activities	3,990,799	(32,023)

Effect of exchange rate changes on cash and cash equivalents	(297,168)	(16,804)

NET DECREASE IN CASH & CASH EQUIVALENTS	(1,633,616)	(1,436,746)

CASH & CASH EQUIVALENTS, BEGINNING OF YEAR	2,829,641	2,437,646

CASH & CASH EQUIVALENTS, END OF YEAR	$1,196,025	$1,000,900

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$226,589	$253,529
Income taxes paid	$125,076	$476,394

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Issuance of stock to officer in payment of prior year shares to be issued	$663,400	$-
Issuance of 283,587 shares of common stock for debenture issuance costs	$371,499	$-
Issuance of 418,766 shares of common stock to related party for debenture issuance costs	$539,088	$-
Conversion of related party account payable to convertible debenture	$6,378,526	$-
Conversion of related party convertible debenture to 2,057,589 shares of common stock	$6,378,526	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

Note 1 – The Company and Summary of Significant Accounting Policies

Organization and Line of Business

The Company is a global provider of a full end-to-end suite of gaming systems and product in over 30 countries, covering all aspects of casino and gaming operations including venue and player registration through to table and slots management, through to player tracking and loyalty systems, to security.  Our solutions include full life-cycle gaming support and systems solutions, design development, implementation and support, alongside game content creation, products for the lottery industry and resale of third-party products.

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

Pursuant to the Purchase Agreement discussed in Note 14, on October 30, 2008, the Company effected a 1-for-5.0174 reverse stock split of its shares of Common Stock pursuant to which the conversion price of the Debentures (see Note 10) and the exercise price and number of shares under the Warrant (see Note 13), by each of their respective terms, shall not be adjusted as a result of the reverse stock split. All shares disclosed in these consolidated financial statements are stated on a post-split basis.

Pursuant to the terms of the Purchase Agreement on May 14, 2009, Austrian Gaming Industries, GmbH (AGI), the Company’s principal supplier of casino gaming machines and a holder of approximately 31.2 percent of the issued and outstanding Common Stock prior to the consummation of the Purchase Agreement, agreed to exchange outstanding accounts payable with the Company of $6,378,526 for Original Issue Discount Convertible Debentures (and together with the Finance Debenture) with a principal amount of $6,378,526 which Debentures are convertible at a conversion price of $3.10 per share, subject to adjustment therein, Common Stock Purchase Warrants to purchase up an aggregate of 2,057,590 shares of Common Stock (1,028,795 shares at an initial exercise price of $3.10 per share for 5 years and  1,028,795 shares at an initial exercise price of $4.65 per share for 7 years, which exercise prices and the number of shares exercisable thereunder are subject to adjustment therein for cashless exercise) and an aggregate of 411,518 shares of Common Stock.  Immediately upon the consummation of the Purchase Agreement, the Exchange Debentures were converted into 2,057,589 shares of Common Stock. AGI increased its beneficial ownership of the voting shares of Common Stock to approximately 50.6% of the issued and outstanding Common Stock from approximately 31.2%.

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred accumulated losses of $28,612,118  and net working capital of $4,327,388 as of June 30, 2009. In addition the Company’s operations are dependent on one major supplier, Austrian Gaming Industries, to whom the Company owes approximately $9.4 million as of June 30, 2009. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps include, but are not limited to: 1) focus on supply sales to minimize the capital need at this stage; 2) financial restructuring by changing part of the outstanding accounts payable to equity, which was finalized in connection with the share exchange on October 30, 2008 (see Note 14) and May 14, 2009; 3) financial restructuring by changing part of the outstanding accounts payable into a 4 year loan at Libor plus 4% annual interest with a cap of  8% per annum, which was finalized in connection with the share exchange on October 30, 2008 (see Note 14) the provision of a further loan of $2 million signed by the company and AGI on August 4,  2009; 4) issuance and /or restructure of new long-term convertible debentures, also finalized in connection with the share exchange on October 30, 2008 (see Note 14) and May 14, 2009; 5) continuous focus on reductions in cost where possible.

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”)  and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results of the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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

On the August 6, 2009, Argelink S.A. changed its name to Octavian de Argentina S.A. Argelink S.A. was incorporated on July 11, 2002 in Argentina, and became a wholly owned subsidiary of Octavian International, Ltd on August 17, 2007.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the British Pound (GBP) and the Company’s subsidiaries use their local currencies: Colombian Peso (COP); Russian Rouble (RUB); Argentine Peso (ARS); Euro (EUR), Rwandan Franks (RWF) and Ukraine Hryvnia (UAH), as their functional currency.  However, the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. At June 30, 2009 and December 31, 2008, the balance in allowance for doubtful accounts was $12,093,002 and $11,474,117, respectively.

Inventories

Inventory is stated at the lower of cost or market.  Cost is determined using the first in, first out method.  Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. As of June 30, 2009 and December 31, 2008 the Company believes that the reserve is adequate.

Other Receivable

Other receivable consists of prepayments, commissions receivable, other debtors and,Value Added Tax.

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

Note 7 below gives further information regarding the value of software development costs capitalised and amortized by the Company.

Long-Lived Assets

The Company applies the provisions of  Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2009 and December 31, 2008, there were no significant impairments of its long-lived assets.

Intangible Assets

Intangible assets consist of product developments, intangible game developments, game work-in-progress and lottery development.  All intangible assets are amortized over 3 years.

Included in the total cost of intangible assets at June 30, 2009 is an amount of $2,117,724 which relates to incomplete games development and lottery projects which are not yet amortized.

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Revenue is recognized when services are rendered to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.  In particular, revenues from the sales of gaming equipment, other hardware, games and installation costs for systems are recognized on delivery; recurring revenues for systems are recognized in the period in which they are operated by our customers.  Where the company delivers multiple deliverables to the same customer these are valued and invoiced separately and the revenue recognition policy follows that described earlier in this paragraph.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

The Company at times enters arrangements whereby it shares the revenues with the customer, mainly by placing gaming machines in an operators premises and sharing the revenues with the operator.  In these cases the Company will recognise the revenue once the meters of the gaming machines are read, normally remotely, and the operator is invoiced the Company’s share of the revenues.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs for the six months ended June 30, 2009 and 2008 were $46,074 and $26,038 respectively. Advertising costs for the three months ended June 30, 2009 and 2008 were $29,012 and $12,039, respectively

Income Taxes

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

Concentration of credit risk

Cash includes cash on hand and demand deposits in accounts maintained within England, Colombia, Ukraine, Russia, Rwanda, Argentina, Italy and Germany. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company does not maintain balances at financial institutions located in the United States.  The balances held are not covered by the Federal Deposit Insurance Corporation.  As of June 30, 2009 and December 31, 2008, the Company had deposits totalling $1,196,025 and $2,829,641, respectively. The Company has not experienced any losses in such accounts.

Foreign Currency Transactions and Comprehensive Loss

The reporting currency of the Company is the U.S. dollar. The Company’s functional currency is the British Pound (GBP) and the Company’s subsidiaries use their local currencies: Colombian Peso (COP); Russian Rouble (RUB); Argentine Peso (ARS); Euro (EUR), Rwandan Franks (RWF) and Ukraine Hryvnia (UAH), as their functional currency.  Assets and liabilities are translated using the exchange rates prevailing at the balance sheet date. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The Company recorded translation losses of  $1,649,568 and $250,947 for the six months ended June 30, 2009 and 2008, respectively. Asset and liability amounts at June 30, 2009 and December 31, 2008 were translated at 0.60533 GBP and 0.5014 GBP to USD $1.00, respectively. Equity accounts were stated at their historical rates. The average translation rates applied to income statement accounts for the six months ended June 30, 2009 and 2008 were 0.66959 and 0.50644 to USD $1.00, respectively.  In accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Foreign Currency Transaction Gains and Losses

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.  For the six months ended June 30, 2009 and 2008, the Company recorded net transaction gains/ (losses) of approximately $2,195,690 and $(1,567,547), respectively.  Historically, the Company has not entered into any currency trading or hedging transactions, although there is no assurance that the Company will not enter into such transactions in the future.

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

Basic and Diluted Losses Per Share

Earnings per share is calculated in accordance with the SFAS No. 128, “Earnings Per Share” (SFAS 128). Net earnings per share for all periods presented have been restated to reflect the adoption of SFAS 128. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  As of June 30, 2009 the following potential dilutive shares were excluded from diluted loss per share for all periods presented because of their anti-dilutive effect.

	June 30,	June 30,
	2009	2008
Warrants	$10,597,776	$-
Convertible notes	$6,026,226	$-
Total	$16,624,002	$-

Fair value of financial instruments

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.  The three levels are defined as follows:

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

Reclassifications

Certain comparative amounts have been reclassified to conform to the current period’s presentation.

Note 3 - Other Receivable

Other receivable comprises of the following:

	June 30,	December 31,
	2009	2008
Prepayments	$748,319	$717,667
VAT and other taxes	$734,392	$603,360
Other debtors	$1,348,233	$86,856
Supplier commissions	$158,432	$-
Total	$2,989,376	$1,407,883

Other debtors included the outstanding amount of $1,000,000 owed to the Company by AGI in relation to the Private placement of May 14, 2009.

Note 4 – Inventory

Inventory is as follows:

	June 30,	December 31,
	2009	2008
Raw materials	$683,911	$675,860
Work in process	$439,789	$351,186
Finished goods	$968,369	$754,900
Other inventory	$45,539	$239,634
Total	$2,137,608	$2,021,580
Less reserve for obsolescence	$(601,667)	$(545,754)
Inventory, net	$1,535,941	$1,475,826

Note 5 – Loans Receivable

Loans receivable comprises the following:

	June 30,	December 31,
	2009	2008
Mutual International Ltd	$258,000	$99,950
Be First Group, Inc	$297,000	$296,852
Gex Technologies	$82,600	$72,359
Total	$637,600	$469,161

The Mutual International loan relates to a $100,000 loan bearing interest at 8% per annum. This short term unsecured loan was entered into on December 18, 2008 and was due on March 30, 2009.   Mutual International is a partner in our African lottery operations.  The Company has provided further funds of $158,000 in order to support Mutual International’s expansions and our lottery operations. The Company is currently discussing the extension of the loan with Mutual International.  As of the date of this report, the Company has not received any payment from Mutual International. No interest is accrued as of June 30, 2009 as the amount was insignificant.

The Be First Group loan is unsecured and non interest bearing. The value of the loan is $297,000 as at November 20, 2008 when it was first made. Mutual International is owned by Be First Group.  The loan is due on demand.

The Gex Technologies loan is a short term loan signed on December 22, 2008. The loan is due on the June 30, 2009, but remains unpaid to date. The Company is currently discussing the extension of the loan with Gex Technologies. This loan of ₤50,000 (USD 82,600) is secured by the source codes and assets of the ‘Spot the Ball’ game developed by Gex Technologies. There’s a 9% interest on the loan. No interest is accrued as of June 30, 2009 as the amount was insignificant.

Note 6 – Property and Equipment

The following are the details of the property and equipment:

	June 30,	December 31,
	2009	2008
Computer Equipment	$947,359	$785,410
Gaming Equipment	$2,018,265	$1,410,579
Fixtures and fittings	$392,323	$368,729
Total	$3,357,947	$2,564,718
Less accumulated depreciation	$(1,604,566)	$(1,178,472)
Property and equipment, net	$1,753,381	$1,386,246

Depreciation expense for the six months ended June 30, 2009 and 2008 was $ 275,818 and $420,458, respectively.

Depreciation expense for the three months ended June 30, 2009 and 2008 was $ 147,701 and $376,855, respectively.

 Note 7 – Intangible Assets

The following are the details of intangible assets:

	June 30,	December 31,
	2009	2008
Product development	$1,308,606	$1,139,051
Customer contract	$816,244	$816,244
Work in progress	$1,769,937	$887,381
Game development	$1,120,931	$663,948
Lottery development	$274,746	$-
Total	$5,290,464	$3,506,624
Less Accumulated amortization	$(1,286,528)	$(747,052)
Intangibles, net	$4,003,936	$2,759,572

 Amortization expense for the six months ended June 30, 2009 and 2008 was $443,123 and $54,780 , respectively.  Amortization expense for the three months ended June 30, 2009 and 2008 was $234,957 and $54,780, respectively.  Amortization expense for the years ended December 31, 2009, 2010, 2011, 2012 and 2013 is expected to be $993,585, $872,512, $349,296, $56,390 and $0, respectively.

Note 8 – Loans Payable

Loans payable consist of the following:

	June 30,	December 31,
	2009	2008
Loan payable to Mediciones Urbanas	$360,000	$629,686
Loan from PacificNet	$54,710	$52,448
Loan from Austrian Gaming Industries (“AGI”)	$9,400,977	$10,566,427
Bank overdrafts	$47,261	$87,955
Other loans	$47,920	$118,739
Total	$9,910,868	$11,455,255
Less current portion	$(3,541,577)	$(3,658,324)
Long Term portion	$6,369,291	$7,796,931

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

•	These payments were not made and the remaining balance of accounts payable with AGI was converted to shares on May 14, 2009.

The loan payable to Mediciones Urbanas is interest free. This loan was assumed as part of the acquisition of Argelink on August 17, 2007. The loan calls for payments of $45,000 monthly from the date of the acquisition until the loan’s maturity of January 2010.

Interest expense in the six months to June 30, 2009 and 2008 was $ 249,755 and $253,529, respectively. Interest expense in the three months to June 30, 2009 and 2008 was $140,933 and $129,178.

Note 9 – Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities comprise of the following:

	June 30,	December 31,
	2009	2008
Audit fees	$113,040	$170,852
Fixed assets purchased	$168,935	$512,415
Legal fees	$149,130	$92,204
Sales commission	$-	$399,833
Accrued bonus	$112,983	$98,305
Contractors’ fees	$1,652	$40,945
Warranty provision	$244,287	$437,246
Other creditors	$191,863	$465,442
Other taxes	$461,412	$527,237
Accrued payroll	$253,451	$142,801
Total	$1,696,753	$2,887,280

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

On May 14, 2009, we entered into a Debentures and Warrants Purchase Agreement with certain accredited investors, and closed a private placement offering pursuant to which we raised gross proceeds of $4 million and, among other things, issued and sold our Original Issue Discount Convertible Debentures with an aggregate principal amount of $4,395,600 which Debentures are convertible into shares of the Company’s Common Stock  at a conversion price of $3.10 per share, subject to adjustment therein.  Additionally, the Investors received Common Stock Purchase Warrants to purchase up to an aggregate of 1,417,936 shares of Common Stock (645,161 shares at an initial exercise price of $3.10 per share for 5 years and 645,161 shares at an initial exercise price of $4.65 per share for 7 years, which exercise prices and the number of shares exercisable there under are subject to adjustment) and an aggregate of 283,587 shares of Common Stock. The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants using the Black Scholes method assuming a volatility of the stock of 91%, term of five years and a discount of 1.98% and 2.62% was determined to be $805,074 which was recorded as debt discount, a reduction of the carrying amount of the debt. The beneficial conversion feature on the notes was $0. The debt discount on the face value of $395,600 along with the finders’ fee of $104,376 and fair value of the 283,587 shares of $371,499 was also recorded as debt discount. The debt discount will be amortized over the term of the note and charged to interest expense. During the three month period ended June 30, 2009 $37,198 of warrant discount and $34,524 of other discount was expensed.

Pursuant to the terms of the Purchase Agreement, AGI, the Company’s principal supplier of casino gaming machines and a holder of approximately 31.2 percent of the issued and outstanding Common Stock prior to the consummation of the Purchase Agreement, agreed to exchange outstanding accounts payable with the Company of $6,378,526 for Original Issue Discount Convertible Debentures (and together with the Finance Debenture) with a principal amount of $6,378,526 which Debentures are convertible at a conversion price of $3.10 per share, subject to adjustment therein, Common Stock Purchase Warrants to purchase up an aggregate of 2,057,590 shares of Common Stock (1,028,795 shares at an initial exercise price of $3.10 per share for 5 years and  1,028,795 shares at an initial exercise price of $4.65 per share for 7 years, which exercise prices and the number of shares exercisable thereunder are subject to adjustment therein) and an aggregate of 411,518 shares of Common Stock.  Immediately upon the consummation of the Purchase Agreement, the Exchange Debentures were converted into 2,057,589 shares of Common Stock. AGI increased its beneficial ownership of the voting shares of Common Stock to approximately 50.6% of the issued and outstanding Common Stock from approximately 31.2%. The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants using the Black Scholes method assuming a volatility of the stock of 91%, term of five years and a discount of 1.98% and 2.62% was determined to be $ 1,283,798 which was recorded as debt discount, a reduction of the carrying amount of the debt. The beneficial conversion feature on the notes was $0. The fair value of the 411,518 shares of $539,088 was also recorded as debt discount. The debt discount was amortized completely on the conversion of the debenture.

Interest expense related to amortization of debt discounts, plus accrued interest on these debentures was $2,349,983 and $2,642,497 for the three and six months to June 30, 2009 respectively.  The unamortized debt discount amount of $4,898,133 was applied to reduce the outstanding amount due under the convertible debenture as at June 30, 2009.The three year debentures mature on October 29, 2011 and May 13, 2012.

Note 11 – Customer Deposits

Customer deposits represent those amounts that the Company receives in advance on order placement or on delivery or before delivery. Customer deposits amounted to $274,898 and $397,482 at June 30, 2009 and December 31, 2008, respectively.

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

Pursuant to the terms of the Purchase Agreement, AGI, the Company’s principal supplier of casino gaming machines and a holder of approximately 31.2 percent of the issued and outstanding Common Stock prior to the consummation of the Purchase Agreement, agreed to exchange outstanding accounts payable with the Company of $6,378,5266 for Original Issue Discount Convertible Debentures (and together with the Finance Debenture) with a principal amount of $6,378,526 which Debentures are convertible at a conversion price of $3.10 per share, subject to adjustment therein, Common Stock Purchase Warrants to purchase up an aggregate of 2,057,590 shares of Common Stock (1,028,795 shares at an initial exercise price of $3.10 per share for 5 years and  1,028,795 shares at an initial exercise price of $4.65 per share for 7 years, which exercise prices and the number of shares exercisable thereunder are subject to adjustment therein) and an aggregate of 411,518 shares of Common Stock.  Immediately upon the consummation of the Purchase Agreement, the Exchange Debentures were converted into 2,057,589 shares of Common Stock. AGI increased its beneficial ownership of the voting shares of Common Stock to approximately 50.6% of the issued and outstanding Common Stock from approximately 31.2%.

There are no options outstanding relating to Shareholder’s Equity as at June 30, 2009 and December 31, 2008.

Note 13 – Common Stock Purchase Warrants

Following is a summary of the Company’s warrant activity for the six months ended June 30, 2009:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding , December 31, 2008	7,249,865	$3.56	$5.58
Granted	3,347,912	$3.88	$5.88
Exchanged	-
Forfeited	-
Outstanding June 30, 2009	10,597,777	$3.66	$5.34
Exercisable	10,597,777	$3.66	$5.34

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

Note 15 - Related Party Transactions

2009 Transactions

During the six months ended June, 2009 services performed by Mr. H Brenninkmeijer in the amount of $99,060 were invoiced from Hudson Trading Limited, a company incorporated under the laws of Cyprus.

2008 Transactions

During the six months ended June 30, 2008 services performed by Mr. H Brenninkmeijer in the amount of $237,030 were invoiced from Hudson Trading Limited., a company incorporated under the laws of Cyprus. During the six months ended June 30, 2008, an office was rented in Cyprus from Xanadu Entertainment Ltd., a company owned by Mr. H. Brenninkmeijer. Rent paid totalled $1,890. This rent agreement was terminated end 2007

Octavian Italy

The Company loaned Octavian Italy (our 50% owned entity) a short term non interest bearing loan. The maximum amount we made available to Octavian Italy is €500,000 (US$702,400 based on the June 30, 2009 Exchange Rate of €1=US$1.4048) and the balance at June 30, 2009 was €233,169 (US$327,556 based on the June 30, 2009 Exchange Rate of €1=US$1.4048) included in loan receivables – related parties in the accompanied financial statements. In addition we have accrued income of €1,595,800 (US$2,241,780 based on the June 30, 2009 Exchange Rate of €1=USD $1.4048) relating to sales of games to our Italian joint venture partner. In addition, Octavian Italy has an outstanding debt with the Company for the sale of games invoiced of €407,395 (US$572,309 based on the June 30, 2009 Exchange Rate of €1=USD $1.4048)

The Company did not make any sales to Octavian Italy in the six months ended June 30, 2008.  In the six months ended June 30, 2009 invoiced and accrued sales to Octavian Italy amounted to €1,769,040 (US$2,361,969 based on the January 1, 2009 to June 30, 2009 Average Exchange Rate of €1=USD $1.33517)

AGI

On May 14, 2009, we entered into a Debentures and Warrants Purchase Agreement with certain accredited investors, and closed a private placement offering pursuant to which we raised gross proceeds of $4 million and, among other things, issued and sold our Original Issue Discount Convertible Debentures with an aggregate principal amount of $4,395,600 which Debentures are convertible into shares of the Company’s Common Stock  at a conversion price of $3.10 per share, subject to adjustment therein.  Additionally, the Investors received Common Stock Purchase Warrants to purchase up to an aggregate of 1,417,936 shares of Common Stock (645,161 shares at an initial exercise price of $3.10 per share for 5 years and 645,161 shares at an initial exercise price of $4.65 per share for 7 years, which exercise prices and the number of shares exercisable there under are subject to adjustment for cashless exercise) and an aggregate of 283,587 shares of Common Stock. The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants using the Black Scholes method assuming a volatility of the stock of 91%, term of five years and a discount of 1.98% and 2.62% was determined to be $805,074 which was recorded as debt discount, a reduction of the carrying amount of the debt. The beneficial conversion feature on the notes was $0. The debt discount on the face value of $395,600 along with the finders’ fee of $104,376 and fair value of the 283,587 shares of $371,499 was also recorded as debt discount. The debt discount will be amortized over the term of the note and charged to interest expense. During the three month period ended June 30, 2009 $34,524 of warrant discount and $37,372 of other discount was expensed.

Pursuant to the terms of the Purchase Agreement, AGI, the Company’s principal supplier of casino gaming machines and a holder of approximately 31.2 percent of the issued and outstanding Common Stock prior to the consummation of the Purchase Agreement, agreed to exchange outstanding accounts payable with the Company of $6,378,526 for Original Issue Discount Convertible Debentures (and together with the Finance Debenture) with a principal amount of $6,378,526 which Debentures are convertible at a conversion price of $3.10 per share, subject to adjustment therein, Common Stock Purchase Warrants to purchase up an aggregate of 2,057,590 shares of Common Stock (1,028,795 shares at an initial exercise price of $3.10 per share for 5 years and  1,028,795 shares at an initial exercise price of $4.65 per share for 7 years, which exercise prices and the number of shares exercisable thereunder are subject to adjustment therein for cashless exercise) and an aggregate of 411,518 shares of Common Stock.  Immediately upon the consummation of the Purchase Agreement, the Exchange Debentures were converted into 2,057,589 shares of Common Stock. AGI increased its beneficial ownership of the voting shares of Common Stock to approximately 50.6% of the issued and outstanding Common Stock from approximately 31.2%. The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants using the Black Scholes method assuming a volatility of the stock of 91%, term of five years and a discount of 1.98% and 2.62% was determined to be $ 1,283,798 which was recorded as debt discount, a reduction of the carrying amount of the debt. The beneficial conversion feature on the notes was $0. The fair value of the 411,518 shares of $539,088 was also recorded as debt discount. The debt discount was amortized completely on the conversion of the debenture.

Note 16 – Commitments and Contingencies

Leases

The Company currently leases two office spaces in St. Petersburg, Russia beginning in January 2008 under non-cancellable operating leases that expire on September 10, 2009 and December 31, 2009. The Company also leases office space as well as office equipment in the United Kingdom beginning in May 2008 that expires on December 31, 2009 and April 30, 2010, respectively. The Company also leases office space and equipment in Bogota, Colombia beginning between October 2007 and March 2008 that expire between February 2010 and October 2011. The Company leases an office in Buenos Aires, Argentina until August 2010. Additionally, the Company leases office space in Moscow, Russia beginning in November 2008 and expiring in October 2009 and in the Ukraine that began in January 2009 and expires in November 2009. The Company recently began to lease office space in Kigali for its Rwandan operations. This lease began in April 2009 and will expire in February 2011. Future minimum lease payments under non-cancellable operating leases with initial or remaining terms of one year or more are as follows:

Operating
Leases
Year ending December 31,
2009	$474,928
2010	$266,456
2011	$23,259
Thereafter	-
$764,643

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

PacificNet

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

The following tables summarize segment information for the six months ended June 30, 2009 and 2008:

	June 30,	June 30,
	2009	2008
Revenue from unrelated entities
Octavian Europe	$2,800,170	$637,130
Octavian CIS	$3,827,843	$26,577,807
Octavian Latin America	$1,308,049	$4,640,757
	$7,936,062	$31,855,694

Intersegment revenues
Octavian Europe	7,476
Octavian CIS	$1,219,449	$725,164
Octavian Latin America	$135,437	$
	$1,362,362	$725,164

Total revenues
Octavian Europe	$2,807,646	$637,130
Octavian CIS	$5,047,292	$27,302,971
Octavian Latin America	$1,443,486	$4,640,757
Less intersegment revenues	$(1,362,362)	$(725,164)
	$7,936,062	$31,855,694

Income (Loss) from operations
Octavian Europe	$(2,162,759)	$(4,767,414)
Octavian CIS	$(28,314)	$2,994,985
Octavian Latin America	$(578,599)	$640,261
	$(2,769,672)	$(1,132,168)

Income tax (expense) benefit
Octavian Europe	$-	$-
Octavian CIS	$(93,348)	$40,863
Octavian Latin America	$(201,182)	$-
	$(294,530)	$40,863

Net income (loss)
Octavian Europe	$(205,886)	$(6,764,041)
Octavian CIS	$(1,547,611)	$3,712,524
Octavian Latin America	$(1,113,848)	$491,481
Minority interest	$-	$8,212
	$(2,867,345)	$(2,551,824)

Provision for depreciation and amortization
Octavian Europe	$660,796	$269,465
Octavian CIS	$7,670	$123,434
Octavian Latin America	$50,465	$82,339
	$718,931	$475,238

	June 30,	December 31,
	2009	2008

Total Assets
Octavian Europe	$10,651,688	$8,989,329
Octavian CIS	$6,849,322	$6,948,222
Octavian Latin America	$1,565,676	$3,009,097
	$19,066,686	$18,946,648

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

As at June 30, 2009, the Company impaired the investment in PacificNet securities by $10,000 as a permanent decline in the value of their investment.

Note 19 – Subsequent Events

Loan Agreement

On August 4, 2009, we entered into a Loan Agreement with AGI, the Company’s principal supplier of casino gaming machines and majority holder of our common stock.   Pursuant to the Loan Agreement, AGI agreed to loan the Company $2 million, to be made in two equal installments of $1 million.  The first installment was made on August 5, 2009 and the second installment is to be made on or about August 15, 2009.   Interest shall accrue at a rate of three month USD LIBOR plus four percent (4%) (capped at a maximum rate of eight percent (8%)) per year.  Pursuant to the terms of the Loan Agreement, interest shall be paid on a monthly basis with the principal amount due and payable in full on June 30, 2010.

As security for the Loan, the Company  has granted a security interest in certain of its intellectual property. Upon an event of default, the IP Rights shall transfer to AGI.

Amendment to October 30, 2008 Loan Agreement

Concurrent with the Loan Agreement, we entered into an Amendment Agreement with AGI, which amended the certain Loan Agreement between the Company and AGI, dated October 30, 2008 (the “2008 Loan Agreement”).  Pursuant to the Amendment Agreement, the monthly payments of €166,667 (US$238,483 based on the August 4, 2009 Exchange Rate of €1=US$1.43090) to be made under the 2008 Loan Agreement were suspended for a period of twelve months, beginning on June 30, 2009 and ending on May 31, 2010, effectively extending the term of the 2008 Loan Agreement from 48 months to 60 months.  Interest shall continue to accrue and be paid in accordance with the terms and conditions of the 2008 Loan Agreement.  All other terms and conditions of the 2008 Loan Agreement remain in full force and effect.

Change of company name

On the August 6, 2009, Argelink S.A. changed its name to Octavian de Argentina S.A. Argelink S.A. was incorporated on July 11, 2002 in Argentina, and became a wholly owned subsidiary of Octavian International, Ltd on August 17, 2007.

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

OVERVIEW

Octavian is a global provider of a full end-to-end suite of gaming systems and products in over 30 countries, covering all aspects of casino and gaming operations including venue and player registration through to table and slots management, through to player tracking and loyalty systems, to security.  Our solutions include full life-cycle gaming support and systems solutions, design development, implementation and support, alongside game content creation, products for the lottery industry and resale of third-party products.  We are an independent provider of networked CMS, games, AWPs, lotteries and other advanced gaming products and services in over 30 countries.

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

	Quarters Ended June 30,		Amount Change	Percentage Change
	2009	2008	2009 v 2008	2009 v 2008
Revenue
Systems	$1,065,109	$1,380,873	$(315,764)	-23%
Games	$2,267,339	$241,189	$2,026,150	840%
Lottery	$105,733	$-	$105,733	100%
Supplies	$635,611	$13,826,108	$(13,190,497)	-95%
Net Revenue	$4,073,792	$15,448,170	$(11,374,378)	-74%

Cost of Revenue
Systems	$345,368	$487,020	$(141,652)	-29%
Games	$821,462	$(195,067)	$1,016,529	-521%
Lottery	$81,055	$145,461	$(64,406)	-44%
Supplies	$109,635	$11,489,166	$(11,379,532)	-99%
Total Cost of Revenue	$1,357,520	$11,926,581	$(10,569,061)	-89%

Gross profit	$2,716,272	$3,521,589	$(805,318)	-23%

Operating expenses
General, administrative and selling expenses	$3,459,084	$3,697,579	$(238,495)	-6%
Depreciation and amortization	$382,660	$367,395	$15,265	4%
(Gain) Loss on disposal of fixed assets	$(137)	$(80,211)	$80,074	-100%

Total operating expenses	$3,841,606	$3,984,763	$(143,157)	-%

Loss from operations	$(1,125, 334)	$(463,174)	$(662,160)	143%

Non-operating income (expense):
Other income (expense)	$12,518	$182,162	$(169,644)	-93%
Interest expense- Warrant and debt issue cost	$(2,349,983)	$-	$(2,349,983)	100%
Interest income (expense)	$(140,933)	$(129,178)	$(11,755)	9%
Share of earnings (loss) in equity investment	$430,564	$(55,938)	$486,502	-870%
Foreign currency transaction gain (loss)	$2,616,460	$(126,860)	$2,743,320	-2162%
Others	$(283)	$-	$(283)	100%
Total non-operating income (expense)	$568,342	$(129,814)	$698,156	-538%

Net loss before taxes	$(556,991)	$(592,988)	$35,996	-6%

Taxation	$167,214	$34,224	$132,990	389%
Net Loss including non-controlling stockholders' interest	$(724,205)	$(627,212)	$(96,994)	15%

Less: Net (income) loss attributed to non-controlling stockholders' interest	$4,885	$5,915	$(1,030)	-17%
Net profit/(loss) attributable to Octavian	$(719,320)	$(621,296)	$(98,024)	16%

Other comprehensive income
Foreign currency translation adjustment	$(2,438,677)	$55,959	$(2,494,636)	-4458%

Comprehensive Loss	$(3,157,997)	$(565,337)	$(2,592,661)	459%

Earnings/ (Losses) before Interest, Tax, Depreciation and Amortisation	$2,321,469	$(90,500)	$63,015	-65%

Weighted average shares outstanding
Basic and diluted	9,453,926	3,294,050

Loss per share attributed to Octavian stockholders:
Basic and diluted	$(0.08)	$(0.19)

 Our revenues for the three months ended June, 30 2009 were US$4.1 million, representing a decrease of US$11.4 million or 76.5 percent compared to the three months ended June 30, 2008, which mainly was the result of significantly lower OctaSupplies sales.

(amounts in thousands US$)	Three months ended June, 30		Variance	% Change
	2009	2008	2009 vs 2008	2009 vs 2008
Revenues
OctaSystems	$1,065	$1,381	$(316)	-23%
OctaGames	$2,267	$241	$2,026	840%
OctaLotto	$106	$-	$106	100%
OctaSupplies	$636	$13,826	$(13,190)	-95%
Total	$4,074	$15,448	$(11,374)	-74%

(amounts in thousands US$)	Three months ended June, 30		Variance	% Change
	2009	2008	2009 vs 2008	2009 vs 2008
OctaSupplies revenues
CIS	$379	$13,149	$(12,770)	-97%
EMEA	$233	$104	$129	124%
Latin America	$24	$573	$(550)	-96%
Total	$636	$13,826	$(13,191)	-95%

OctaSupplies sales decreased by approximately US$13.2 million or 95 percent for three months ended June 30, 2009 to approximately US$0.6 million compared to approximately $13.8 million for the three months ended June, 2008. Approximately 95 percent of sales in 2008 represented OctaSupplies sales in Russia which have since been adversely affected by the legislative change significantly limiting gambling operations in Russia from July 2009. In the first half of 2008 there had been an expectation in the Russian market that the legislation would be reversed or postponed but by the second half of 2008 it became clear that this was not going to be the case and the Russian slot machine market collapsed and continues at a minimal level.

(amounts in thousands US$)	Three months ended June, 30		Variance	% Change
	2009	2008	2009 vs 2008	2009 vs 2008
OctaSystems revenues
CIS	$509	$561	$(51)	-9%
EMEA	$13	$159	$(146)	-92%
Latin America	$543	$662	$(119)	-18%
Total	$1,065	$1,382	$(317)	-23%

OctaSystems revenue decreased by approximately US$0.3 million (23 percent) from approximately US$1.4 million for the three months ended June 30, 2008 to approximately US$1.1 million in the three months ended June 30, 2009. The legislative change in Russia has already begun to affect OctaSystems revenue growth in Russia in the three months ended June 30, 2008. The effects of the changes were further felt in the three months ended June 30, 2009 when revenue decreased by US$0.05 (9 percent) to US$0.5 million. Difficult trading conditions in the Latin American market has lead to the decrease of approximately US$0.12 million (18 percent) from the three months ended June 30, 2008 to approximately US$0.5 million for the three months ended June 30, 2009. The decrease in the EMEA revenue from the three months ended June 30, 2008 of US$0.15 million (92 percent) is due to an overall reduction in system sales throughout Europe due to difficult market conditions.

(amounts in thousands US$)	Three months ended June, 30		Variance	% Change
	2009	2008	2009 vs 2008	2009 vs 2008
OctaGames revenues
CIS	$883	$136	$747	547%
EMEA	$1,202	$-	$1,202	100%
Latin America	$182	$105	$78	74%
Total	$2,267	$241	$2,026	840%

OctaGames sales increased by approximately US$2 million (840 percent) to approximately US$2.3million for the three months ended June 30, 2009 from approximately US$0.2 million for the three months ended June 30, 2008. OctaGames sales in Europe increased by approximately US$1.2 million the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, primarily as a result of first-time sales of game licenses to the Italian market. There was an increase in sales in Russia of US$0.7 million for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. These also related to the development and sales of new games from our Russian office directly to Italy.  Sales in Latin America increased by approximately US$0.08 million (74 percent) from approximately US$ 0.1 million for the three months ended June 30, 2008 to approximately US$ 0.2 million for the three months ended June 30, 2009 as a result of games developed during 2008 that were delivered.

(amounts in thousands US$)	Three months ended June, 30		Variance	% Change
	2009	2008	2009 vs 2008	2009 vs 2008
OctaLotto
CIS	$-	$-	$-	0%
EMEA	$106	$-	$106	100%
Latin America	$-	$-	$-	0%
Total	$106	$-	$106	100%

OctLotto sales increased by approximately US$0.1 million the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, primarily as a result the launch of the Lottery in the Rwandan market.

(amounts in thousands US$)	Three months ended June, 30		Variance	% Change
	2009	2008	2009 vs 2008	2009 vs 2008
	Unaudited	Unaudited
Revenues and gross profit
Revenues	$4,074	$15,448	$(11,374)	-74%
Cost of Revenues	$1,358	$11,927	$(10,569)	-89%
Gross Profit	$2,716	$3,522	$(805)	-23%
	67%	23%	-

The increase in margin reflects the higher proportion of OctaGames sold in 2009 which have a much higher margin compared to our OctaSupplies sales.

Operating Expenses

Sales, general & administrative (“SG&A”) expenses decreased by approximately US$0.2 million, or 5 percent, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, which is mainly as a result of general cost cutting procedures implemented during the three months ended June 30, 2009.

(amounts in thousands US$)	Three months ended June, 30		Variance	% Change
	2009	2008	2009 vs 2008	2009 vs 2008
SG&A cost
Staff Costs	$1,589	$1,303	$286	22%
Other cost	$1,378	$2,217	$(839)	-38%
SG&A excluding Bad debt	$2,967	$3,520	$(553)	-15%
Bad Debts	$492	$178	$313	176%
Total SG&A cost incl Bad debt provision	$3,459	$3,698	$(239)	-6%

Excluding bad debts, SG&A decreased approximately US$0.6 million or 15 percent from approximately US$3.5 million for the three months ended June 30, 2008 to approximately US$3 million for the three months ended June 30, 2009.

Staffing costs increased approximately US$0.3 million or 22 percent from approximately US$1.3 million for the three months ended June 30, 2008 to approximately US$1.6 million for the three months ended June 30, 2009, due to the increase in staff numbers in our Rwandan and Argentina regions.

There was a decrease in other expenses of approximately US$0.8 million or 38 percent from approximately US$2.2 million for the three months ended June 30, 2008 to approximately US$1.4 million for the three months ended June 30, 2009, is mainly due to the decrease in professional fees.

We have accounted for an increase in bad debt expense of approximately US$0.3 million (176 percent) for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, based on debt outstanding for more than six months for all customers in the group.

	Three months ended June, 30		Variance	% Change
	2009	2008	2009 vs 2008	2009 vs 2008
	Unaudited	Unaudited
Operating expenses
General, administrative and selling expenses	$3,459	$3,698	$(239)	-6%
Depreciation and amortization	$383	$367	$15	4%
(Gain) Loss on disposal of fixed assets	$(0)	(80)	$80	-100%

Total operating expenses	$3,842	$3,985	$(143)	-4%

 1 – Not Meaningful

Depreciation and amortization increased by approximately US$0.015 million or 4 percent for the three months ended June 30, 2009 as compared to the same period in 2008 as a result of higher amortization expenses related to additions to our intangible assets .

Gains and losses on disposal of fixed asset decreased by US$0.08 million for the three months ended June 30, 2009 as no material disposals of assets were made during the period.

Other Income (Expense) and Taxes

Interest expense increased by approximately US$0.01 million for the three months ended June 30, 2009 as compared to the same period in 2008 due to interest charges incurred on the AGI Loan. For the three months ended June 30, 2009 interest is accrued on the current loan with AGI of €6,692,221 at June 30, 2009 (US$ 9,401,231 based on the June 30, 2009 Exchange Rate of € 1 = US$ 1.4048).

Interest expense related to the warrant and debt issuing costs were incurred as a result of the capital raising activities on October 30, 2008 and May 14, 2009, the amount for the three months ended June 30, 2009 was $2,349,983.

Last year in 2008, our 50 percent joint venture in Italy booked a small loss due to the delayed implementation of new legislation, which would have expanded the gaming market in Italy. As a result of the delay, no new gaming products were allowed to be sold in Italy in 2008. With the implementation of the new legislation Italy became profitable at the end of 2008. During the three months ended June 30, 2009 our 50% shareholding generated a gain of approximately US$ 0.4 million.

 Corporate taxes increased approximately US$0.13 million or 389 percent from approximately US$0.03 million for the three months ended June 30, 2008 to approximately US$0.16 million for the three months ended June 30, 2009, mainly due to increased taxes incurred in Argentina and to a lesser degree Russia.

Outside shareholders’ interests

Octavian International owns 89.7 percent of the shares in Octavian Latin America SA, a company incorporated in Colombia and based in Bogotá. The remaining 10.3 percent of the shares are held by five individuals. For the three months ended June 30, 2008, the loss from Octavian Latin America SA resulted in an expense of approximately US$0.006 million.  During the three months ended June 30, 2009 due to the difficult trading conditions in the region Octavian International again incurred expenses of approximately US$0.005 million.

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

For the three months ended June 30, 2009, we had a foreign currency gain of approximately US$2.6 million compared with a loss of approximately US$0.1 million for the three months ended June 30, 2008.

CONSOLIDATED OPERATING RESULTS – A Six month Comparative Analysis

	Six Months Ended June 30,			Amount Change	Percentage Change
	2009	2008		2009 v 2008	2009 v 2008
Revenue
Systems	$2,439,591		$3,470,217	$(1,030,626)	-30%
Games	$4,042,724		$429,119	$3,613,605	842%
Lottery	$105,733		$-	$105,733	100%
Supplies	$1,348,014		$27,956,358	$(26,608,344)	-95%
Net Revenue	$7,936,062		$31,855,694	$(23,919,632)	-75%

Cost of Revenue
Systems	$959,198		$1,400,358	$(441,160)	-32%
Games	$1,347,662		$116,260	$1,231,402	1059%
Lottery	$151,243		$145,461	$5,782	4%
Supplies	$571,137		$23,585,056	$(23,013,920)	-98%
Total Cost of Revenue	$3,029,240		$25,247,136	$(22,217,896)	-88%

Gross profit	$4,906,822		$6,608,558	$(1,701,737)	-26%

Operating expenses
General, administrative and selling expenses	$6,956,716		$7,265,488	$(308,772)	-4%
Depreciation and amortization	$718,931		$475,238	$243,694	51%
(Gain) Loss on disposal of fixed assets	$847		$(371,493)	$372,340	-100%

Total operating expenses	$7,676,494		$7,369,233	$307,261	4%

Loss from operations	$(2,769,672)		$(760,675)	$(2,008,998)	264%

Non-operating income (expense):
Other income (expense)	$18,937		$189,408	$(170,471)	-90%
Interest expense- Warrant and debt issue cost	$(2,642,497)	$		$(2,642,497)	100%
Interest income (expense)	$(249,755)		$(253,529)	$3,774	-1%
Share of earnings (loss) in equity investment	$882,118		$(126,830)	$1,008,948	-796%
Foreign currency transaction gain (loss)	$2,195,690		$(1,567,547)	$3,763,237	-240%
Others	$(7,635)		$-	$(7,635)	100%
Total non-operating income (expense)	$196,857		$(1,758,498)	$1,955,355	-111%

Net loss before taxes	$(2,572,815)		$(2,519,173)	$(53,643)	2%

Taxation	$294,530		$40,863	$253,667	621%
Net Loss including noncontrolling stockholders' interest	$(2,867,345)		$(2,560,036)	$(307,311)	12%

Less: Net (income) loss attributed to noncontrolling stockholders' interest	$-		$8,212	$(8,212)	-100%
Net loss attributable to Octavian	$(2,867,345)		$(2,551,824)	$(315,523)	12%

Other comprehensive income
Foreign currency translation adjustment	$(1,649,568)		$(250,947)	$(1,398,621)	557%

Comprehensive Loss	$(4,516,913)		$(2,802,771)	$(1,714,144)	61%

Earnings/ (Losses) before Interest, Tax, Depreciation and Amortisation	$1,038,369		$(1,782,194)	$186,277	-10%

Weighted average shares outstanding
Basic and diluted	8,720,555		3,294,050

Loss per share attributed to Octavian stockholders:
Basic and diluted	$(0.33)		$(0.77)

 Our revenues for the six months ended June, 30 2009 were US$7.9 million, representing a decrease of US$31.9 million or 75 percent compared to the six months ended June 30, 2008, which mainly was the result of significantly lower OctaSupplies sales.

(amounts in thousands US$)	Six months ended June, 30		Variance	% Change
	2009	2008	2009 vs 2008	2009 vs 2008
Revenues
OctaSystems	$2,440	$3,470	$(1,031)	-30%
OctaGames	$4,043	$429	$3,614	842%
OctaLotto	$106	$-	$106	100%
OctaSupplies	$1,348	$27,956	$(26,608)	-95%
Total	$7,936	$31,856	$(23,920)	-75%

(amounts in thousands US$)	Six months ended June, 30		Variance	% Change
	2009	2008	2009 vs 2008	2009 vs 2008
OctaSupplies revenues
CIS	$936	$24,869	$(23,933)	-96%
EMEA	$292	$245	$47	19%
Latin America	$120	$2,842	$(2,722)	-96%
Total	$1,348	$27,956	$(26,608)	-95%

OctaSupplies sales decreased by approximately US$26.6 million or 95 percent for six months ended June 30, 2009 to approximately US$1.3 million compared to approximately $28 million for the six months ended June 30, 2008. Approximately 89 percent of sales in 2008 represented OctaSupplies sales in Russia which have since been adversely affected by the legislative change significantly limiting gambling operations in Russia from July 2009. In the first half of 2008 there had been an expectation in the Russian market that the legislation would be reversed or postponed but by the second half of 2008 it became clear that this was not going to be the case and the Russian slot machine market collapsed and continues at a minimal level.

(amounts in thousands US$)	Six months ended June, 30		Variance	% Change
	2009	2008	2009 vs 2008	2009 vs 2008
OctaSystems revenues
CIS	$1,288	$1,508	$(220)	-15%
EMEA	$165	$392	$(227)	-58%
Latin America	$987	$1,570	$(583)	-37%
Total	$2,440	$3,470	$(1,030)	-30%

OctaSystems revenue decreased by approximately US$1 million (30 percent) from approximately US$3.5 million for the six months ended June 30, 2008 to approximately US$2.4 million in the six months ended June 30, 2009. The legislative change in Russia has already begun to affect OctaSystems revenue growth in Russia in the six months ended June 30, 2008. The effects of the changes were further felt in the six months ended June 30, 2009 when revenue decreased by US$0.2million (15 percent) to US$1.2 million. Difficult trading conditions in the Latin American market has led to the decrease of approximately US$0.6 million (37 percent) from the six months ended June 30, 2008 to approximately US$1 million for the six months ended June 30, 2009. The decrease in the EMEA revenue from the six months ended June 30, 2008 of US$0.2 million (58 percent) is a reflection of the overall reduction in system throughout Europe due to difficult market conditions.

(amounts in thousands US$)	Six months ended June, 30		Variance	% Change
	2009	2008	2009 vs 2008	2009 vs 2008
OctaGames revenues
CIS	$1,604	$200	$1,404	701%
EMEA	$2,238	$-	$2,238	100%
Latin America	$201	$229	$(27)	-12%
Total	$4,043	$429	$3,614	842%

OctaGames sales increased by approximately US$3.6 million (842 percent) to approximately US$4 million for the six months ended June 30, 2009 from approximately US$0.4 million for the six months ended June 30, 2008. OctaGames sales in Europe increased by approximately US$2.2 million the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, primarily as a result of first-time sales of game licenses to the Italian market. There was an increase in sales in Russia of US$1.4 million for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. These also related to the development and sales of new games sold by our Russian office to the Italian market.  Sales in Latin America decreased by approximately US$0.03 million (12 percent) from approximately US$ 0.23 million for the six months ended June 30, 2008 to approximately US$ 0.2 million for the three months ended June 30, 2009 as a result the difficult trading conditions in the region.

(amounts in thousands US$)	Six months ended June, 30		Variance	% Change
	2009	2008	2009 vs 2008	2009 vs 2008
OctaLotto
CIS	$-	$-	$-	0%
EMEA	$106	$-	$106	100%
Latin America	$-	$-	$-	0%
Total	$106	$-	$106	100%

OctLotto sales increased by approximately US$0.1 million the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, primarily as a result the launch of the Lottery in the Rwandan market.

(amounts in thousands US$)	Six months ended June, 30		Variance	% Change
	2009	2008	2009 vs 2008	2009 vs 2008
	Unaudited	Unaudited
Revenues and gross profit
Revenues	$7,936	$31,856	$(23,920)	-75%
Cost of Revenues	$3,029	$25,247	$(22,218)	-88%
Gross Profit	$4,907	$6,609	$(1,702)	-26%
	62%	21%	-

The increase in margin reflects the higher proportion of OctaGames sold in 2009 which have a much higher margin compared to our OctaSupplies sales.

Operating Expenses

Sales, general & administrative (“SG&A”) expenses decreased by approximately US$0.3 million, or 4 percent, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, which is mainly as a result of general cost cutting procedures implemented during the six month ended June 30, 2009. The effect of this cost cutting was offset by our bad debt expense was increased by approximately US$0.9 million to approximately US$1.2 million, taking into account debts older than six months.

(amounts in thousands US$)	Six months ended June, 30		Variance	% Change
	2009	2008	2009 vs 2008	2009 vs 2008
SG&A cost
Staff Costs	$2,840	$3,043	$(203)	-7%
Other cost	$2,953	$4,007	$(1,054)	-26%
SG&A excluding Bad debt	$5,793	$7,050	$(1,257)	-18%
Bad Debts	$1,164	$215	$949	440%
Total SG&A cost incl Bad debt provision	$6,957	$7,265	$(309)	-4%

Excluding bad debts, SG&A decreased approximately US$1.3 million or 18 percent from approximately US$7 million for the six months ended June 30, 2008 to approximately US$5.8 million for the six months ended June 30, 2009.

Staffing costs decreased approximately US$0.2 million or 7 percent from approximately US$3 million for the six months ended June 30, 2008 to approximately US$2.8 million for the six months ended June 30, 2009, due to a general reduction in staff numbers and external contractor costs. These were offset by an increase in the second quarter in our offices in Rwanda and Argentina.

There was a decrease in other expenses of approximately US$1 million or 26 percent from approximately US$4 million for the six months ended June 30, 2008 to approximately US$2.9 million for the six months ended June 30, 2009. This is mainly due to the decrease in temporary staff that was required for the PactNet deadlines during the first half of 2008, as well as the decrease in professional fees.

We have accounted for an increase in bad debt expense of approximately US$0.9 million (440 percent) for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, based on debt outstanding for more than six months for all customers in the group.

	Six months ended June, 30		Variance	% Change
	2009	2008	2009 vs 2008	2009 vs 2008
	Unaudited	Unaudited
Operating expenses
General, administrative and selling expenses	$6,957	$7,265	$(319)	-4%
Depreciation and amortization	$719	$475	$244	51%
(Gain) Loss on disposal of fixed assets	$1	$(371)	$372	-100%

Total operating expenses	$7,677	$7,369	$308	4%

1 – Not Meaningful

Depreciation and amortization increased by approximately US$0.2 million or 51 percent for the six months ended June 30, 2009 as compared to the same period in 2008 as a result of higher amortization expenses related to additions to our intangible assets.

Gains and losses on disposal of fixed asset increased by US$0.4 million for the six months ended June 30,2009 as no material disposals of asset were made during the period

Other Income (Expense) and Taxes

Interest expense decreased approximately US$0.003 million or 1 percent from approximately US$0.3 million for the six months ended June 30, 2008 to approximately US$0.3 million for the six months ended June 30, 2009, interest charges incurred on the Ebet loan are off set by the interest charges incurred on our AGI loan. Interest is accrued on the current loan with AGI of € 6,692,220.54 at June 30, 2009 (US$ 9,401,231.41 based on the June 30, 2009 Exchange Rate of € 1 = US$ 1.4048).

Interest expense related to the warrant and debt issuing costs were incurred as a result of the capital raising activities on October 30, 2008 and May 14, 2009, the amount for the six months ended June 30, 2009 was $2,642,497.

Last year in 2008, our 50 percent joint venture in Italy booked a loss due to the delayed implementation of new legislation, which would have expanded the gaming market in Italy. As a result of the delay, no new gaming products were allowed to be sold in Italy in 2008. With the implementation of the new legislation Italy became profitable at the end of 2008. During the six months ended June 30, 2009 our 50% shareholding generated a gain of approximately US$0.9 million.

 Corporate taxes increased approximately US$0.25 million or 621 percent from approximately US$0.04 million for the six months ended June 30, 2008 to approximately US$0.3 million for the six months ended June 30, 2009, mainly due to the increased taxes incurred in Argentina and to a lesser degree Russia.

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

For the six months ended June 30, 2009, we had a foreign currency gain of approximately US$2.2 million compared with a loss of approximately US$1.6 million for the six months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES – June 30, 2009

Overview

In the highly competitive industry in which we operate, operating results may fluctuate significantly from period to period.

Our principal source of liquidity is cash from operations. Other sources of capital include, but are not limited to, loans from third parties, credit terms from our suppliers and both recent private placements of equity and convertible debt. At June 30, 2009, we had negative working capital of approximately US$3.3 million as compared to a negative working capital of approximately US$0.3 million at December 31, 2008. For the next 12 months, we expect that our available capital resources will be sufficient to fund all capital requirements, capital expenditures and payment obligations.

(amounts in thousands)	6 Months ended	Year ended	Increase (decrease)
	June 30, 2009	December 31, 2008	Amount	%

Cash and cash equivalents	$1,196	$2,830	$(1,634)	(57.7)%
Total Current Assets	$12,118	$14,575	$(2,547)	(17.5)%
Total Current Liabilities	$7,791	$15,549	$(7,758)	(49.9)%
Net working capital/(deficit)	$4,327	$(974)	$(2,374)	(243.7)%

Cash Flows Summary

	6 Months ended			Percentage
(amounts in thousands US$)	June 30		Variance	Change
	2009	2008	2009 vs 2008	2009 vs 2008

Cashflow from operating activities	$(1,548)	$425	$(1,973)	(464.6)%

Cashflow from investing activities	$(3,780)	$(1,813)	$(1,967)	108.5%

Cashflow from financing activities	$3,991	$(32)	$4,023	12,562.3%

Effect of Exchange rate changes on
cash and cash equivalents	$(297)	$(17)	$(280)	(1,668.4)%

Net Cashflow	$(1,634)	$(1,437)	$(197)	13.7%

Operating Activities

Our operating activities resulted in a cash outflow of US$1.5 million in the six months to June 30, 2009, which primarily was a result of the net losses we recognized during this period offset by movements in current assets and current liabilities. The difference between our net income and our net cash provided by operating activities was attributable to non-cash expenses included in net income and to changes in our operating assets and liabilities, as presented below.

(amounts in thousands US$)	Six months ended June 30
	2009	2008

Net Income (Loss)	$(2,867)	$(2,552)
Add: non-cash expenses	$5,037	$2,005
Deduct (Add): changes in operating assets	$(1,820)	$(5,836)
Add (deduct): changes in operating liabilities	$(1,898)	$6,807
Net Cash provided by operating activities	$(1,548)	$424

Non-cash expenses in the six months to June 30, 2009 amounted to US$5 million and related to a bad debt provision of US$1.2 million, depreciation costs of US$0.7 million and amortization of debt costs of US$2.6 million and a foreign exchange gain on of US$1.4 million.  These were offset by our earnings from our Italian joint venture of US$ 0.9 million.

In the six months to June 30, 2009 cash outflows from assets increased approximately US$4 million as result of an increase in inventory of approximately US$0.5 million, an increase in other receivables of approximately US$1.8 million and an increase in other assets of US$3.5 million; offset against a decrease in accounts receivable of approximately US$4 million.

In the six months to June 30, 2009 cash inflows from operating liabilities decreased by US$1.9 million mainly as a result of a decrease in accounts payable of approximately US$1.5 million offset and a decrease in accrued expenses of approximately US$0.4 million.

Investing Activities

For the six months ended June 30, 2009, the total cash outflows in investing activities were approximately US$3.8 million, an increase of approximately US$2 million, or 108.5 percent, from approximately US$1.8 million compared with the same period in 2008. Cash outflows for the six months ended June 30, 2009 in relation to intangible assets amounted to approximately US$2.5 million compared with US$1.1 million for the same period in 2008. This increase is attributable to the costs incurred in the development of the games for our various markets.

Cash outflows in the purchase of property and equipment were US$0.9 million in the six months to June 30, 2009, an increase of US$0.2 million from US$0.7 million compared to the same period in 2008.

The company was repaid a loan outstanding amounting to US$0.4 million during the six months ended June 30, 2009.  No loans were repaid during the same period in 2008.

Financing Activities

For the six months ended June 30, 2009, cash inflows from financing activities were approximately US$4 million compared to insignificant cash outflows for the six months ended June 30, 2008.

FINANCIAL CONDITION – June 30, 2009

(amounts in thousands US$)	Jun-30	Dec-31	Variance	% Change
	2009	2008	2009 vs 2008	2009 vs 2008

Total Assets	$19,067	$18,947	$120	1%
Total Liabilities	$28,186	$33,590	$(5,404)	-16%
Total Equity	$(9,119)	$(14,644)	$5,524	-38%

Total Current Assets	$12,118	$14,575	$(2,457)	-17%
Total Current Liabilities	$7,791	$15,549	$(7,758)	-50%
Net working capital	$4,327	$(974)	$5,301	-544%

At June 30, 2009, we had negative net assets of US$9 million and positive working capital of US$4.3 million.

Total liabilities decreased US$5.4 million, or 16 percent, between December 2008 and June 2009  in part due to the repayment of loans amounting to US$1.1 million but mainly due to the debt for equity exchange where Austrian Gaming Industries GmbH agreed to convert outstanding accounts payable of US$6,378,526 to equity.

The increase in shareholders’ equity reflects the loss for the period of US$0.9 million plus the comprehensive foreign exchange loss of US$1.6 million offset against the debt equity swap and common share issue which generated an increase in paid up share capital of US$7.2 million .

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with unconsolidated entities or other persons.

 Purchase Commitments

From time to time, we enter into commitments with our vendors to purchase inventory at fixed prices or in guaranteed quantities. We were not party to any firm commitments as of June 30, 2009.

Capital Expenditure and Other

During the three months ended June 30, 2009, the net value of fixed assets increased by US$0.4 million, as compared to December 31, 2008.

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

The following are the terms of the PacificNet Termination Agreement:

•
The Company agreed to issue to PacificNet or its nominee an amount of shares of capital stock of the Company equal to five percent (5%) of the outstanding shares of the Company. The Company issued PacificNet 61 the Company’s Ordinary Shares on October 30, 2008 in satisfaction of this provision. Additionally, PacificNet was granted the option to, prior to May 14, 2009 and on only one occasion during such period, purchase additional shares of the Company’s stock at a per share purchase price equal to 85 percent of the most recent subscription price per share of the Company’s stock paid by third party investors in the Company up to a number of shares that would result in PacificNet owning five percent (5%) of the Company’s stock issued and outstanding on the date of exercise of the option. This option was not taken up by PacificNet during the exercise period. PacificNet agreed to issue to the Company 500,000 shares of PacificNet’s common stock. These PacificNet shares will be subject to a one-year lock up and sale restriction, any sale of these shares must be communicated to PacificNet in advance, PacificNet has the right of refusal to arrange buyers for the shares, and PacificNet will be entitled to half of the net gain on any partial sale of PacificNet shares.

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

Subsequent Events

Loan Agreement

On August 4, 2009, we entered into a Loan Agreement (the “Loan Agreement”) with Austrian Gaming Industries GmbH (“AGI”), the Company’s principal supplier of casino gaming machines and majority holder of our common stock.   Pursuant to the Loan Agreement, AGI agreed to loan the Company $2 million (the “Loan”), to be made in two equal installments of $1 million.  The first installment is to be made five (5) business days from the date of execution of the Loan Agreement and the second installment is to be made on or about August 15, 2009.   Interest shall accrue at a rate of three month USD LIBOR plus four percent (4%) (capped at a maximum rate of eight percent (8%)) per year.  Pursuant to the terms of the Loan Agreement, interest shall be paid on a monthly basis with the principal amount due and payable in full on June 30, 2010.

As security for the Loan, the Company has granted a security interest in certain of its intellectual property.  Upon an event of default, the IP Rights shall transfer to AGI.

Amendment to October 30, 2008 Loan Agreement

Concurrent with the Loan Agreement, we entered into an Amendment Agreement with AGI, which amended the Loan Agreement between the Company and AGI, dated October 30, 2008 (the “2008 Loan Agreement”).  Pursuant to the Amendment Agreement, the monthly payments of €166,667 (US$238,483 based on the August 4, 2009 Exchange Rate of €1=US$1.43090) to be made under the 2008 Loan Agreement were suspended for a period of twelve (12) months, beginning on June 30, 2009 and ending on May 31, 2010, effectively extending the term of the 2008 Loan Agreement from 48 months to 60 months.  Interest shall continue to accrue and be paid in accordance with the terms and conditions of the 2008 Loan Agreement.  All other terms and conditions of the 2008 Loan Agreement remain in full force and effect.

For a detailed discussion of the Loan Agreement and the Amendment to the October 30, 2008 Loan Agreement, see the Company’s current report on Form 8-K filed with the SEC on August 7, 2009 and incorporated herein by reference.

Change of company name

On the August 6, 2009, Argelink S.A. incorporated on July 11, 2002 in Argentina, who became a wholly owned subsidiary of Octavian International, Ltd on August 17, 2007 changed its name to Octavian de Argentina S.A.

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

Intangible Assets

Intangible assets consist of product developments, customer contracts, game developments, game work-in-progress and lottery development.  All intangible assets are amortized over three years.

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Revenue is recognized when services are rendered to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Unearned Revenue

Unearned revenue represents goods invoiced before year end but not delivered and therefore not included in revenue. These goods will be released into revenue once it is delivered. As at June 30, 2009 and December 31, 2008 unearned revenue amounted to US$718,185 and US$845,057 respectively.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the six months ended June 30, 2009 and 2008 were US$46,704 and US$26,038 respectively.

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

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items are components of comprehensive income. The functional currency of the Company is British Pound. Translation loss of US$1,649,568 and US$250,947 for the six months ended June 30, 2009 and 2008, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.

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

As of June 30, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Recent Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with Ltd. exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement had no effect on the Company‘s reported financial position or results of operations

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2009.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not entirely effective as of the end of the period covered by this report to provide all assurances required.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of June 30, 2009 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of June 30, 2009, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The Company was a “shell company” (as defined in Rule 12b-2 under the Exchange Act) until it consummated a “reverse merger” transaction on October 30, 2008, at which time it became subject to Section 404 of The Sarbanes-Oxley Act of 2002.  From October 30, 2008 through June 30, 2009 we had limited resources for implementing effective internal control procedures over financial reporting.

The SEC defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s assessment identified the following weaknesses in the Company’s internal control over financial reporting as of June 30, 2009:

To mitigate our limited resources, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals.  As we grow, we expect to increase our staff dedicated to the maintenance of our internal controls and procedures, which will enable us to implement adequate segregation of duties within the internal control framework.

This interim report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this interim report.

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

Overall, the management of the company is able to confirm that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to a certain Debentures and Warrants Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “ Investors ”), on May 14, 2009, the Company issued and sold (i) Original Issue Discount Convertible Debentures (the “ Finance Debentures ”), with an aggregate principal face amount of $4,395,600, which Finance Debentures are convertible into shares of the Company’s common stock, par value $.001 per share (the “ Common Stock ”), at a conversion price of $3.10 per share, subject to adjustment as set forth therein, (ii) an aggregate of 283,587 shares of Common Stock to the Investors (the “ Finance Shares ”), (iii) five-year Common Stock Purchase Warrants, to purchase up to an aggregate of 645,161 shares of Common Stock at an initial exercise price of $3.10 per share and (iv) seven-year Common Stock Purchase Warrants to purchase up to an aggregate of   645,161 shares of Common Stock at an initial exercise price of $4.65 per share, which exercise prices and number of shares exercisable thereunder are subject to adjustment as set forth therein (the “ Finance Warrants ”).  In addition, pursuant to the terms of the Purchase Agreement, Austrian Gaming Industries GmbH (“AGI”), the Company’s principal supplier of casino gaming machines and a holder of approximately 31.2 percent of the issued and outstanding Common Stock prior to the consummation of the Purchase Agreement, agreed to exchange (the “ Exchange ”) outstanding accounts payables owed to it by the Company, in the aggregate amount of $6,378,528, for (i) Convertible Debentures of the Company (the “ Exchange Debentures ”) with a principal amount of $6,378,526 which Exchange Debentures provided for similar terms as the Finance Debentures, except that they were issued without any original issue discount, (ii) an aggregate of 411,518 shares of Common Stock, (iii) five-year Common Stock Purchase Warrants, in the same form as Finance Warrants, to purchase up to an aggregate of 1,028,795 shares of Common Stock at an initial exercise price of $3.10 per share and (iv) seven-year Common Stock Purchase Warrants, in the same form as the Finance Warrants, to purchase up an aggregate of 1,028,795 shares of Common Stock at an initial exercise price of $4.65 per share, which exercise prices and the number of shares exercisable thereunder are subject to adjustment as set forth therein. The Finance Debentures are initially convertible into an aggregate of 1,417,936 shares of Common Stock and the Exchange Debentures were immediately converted into an aggregate of 2,057,589 shares of Common Stock.  The Company raised gross proceeds of $4 million and cancelled existing indebtedness of $6,378,528. As a result of the Purchase Agreement, AGI increased its beneficial ownership of the voting shares of Common Stock to approximately 50.6% of the issued and outstanding Common Stock from approximately 31.2%. This offer and sale of securities was made in reliance upon the exemption from registration provided by Regulation S of the Securities Act, Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.  For a detailed discussion of the Purchase Agreement, see the Company’s current report on Form 8-K filed with the SEC on May 20, 2009 and incorporated herein by reference.

The information provided in this quarterly report is not an offer to sell nor is it a solicitation of an offer for the purchase of any of our securities and is intended to comply with Rule 135c of the Securities Act.

Item 3.  Defaults upon Senior Securities

On October 30, 2008 AGI restructured €8 million  (USD $10,566,427 at December 31, 2008 based on the December 31, 2008 exchange rate of €1=USD $1.4095 ) into a four-year loan (the “Loan Agreement”), which accrues interest at a rate of three-month USD LIBOR plus four percent (4%) (capped at a maximum rate of eight percent (8%)) per year, and is payable in equal monthly installments of €166,667 (USD $220,134 based on the March 31, 2009 exchange rate of €1=USD $1.3208) over a period of 48 months, commencing on October 30, 2008. As security for the obligation, the Company granted AGI a security interest in all intellectual property rights (including rights in software) in certain of the Company’s intellectual property, including the source and object code for the Company’s Accounting, Control, and Progressives product; the Company’s Maverick product and any modifications; and the Company’s Maverick games and any modifications, ExtraCash and Advanced Gaming Engine, along with all related materials (the “IP Rights”).  The Company had not paid the monthly installments due in March and April 2009 and was technically in default of the Loan Agreement.  With the agreement of AGI these installments were brought up to date immediately following the new private placement which closed on May 14, 2009 and the Company was no longer in default.  For a more detailed discussion of the new private placement, see the Company’s current report on Form 8-K filed with the SEC on May 20, 2009 and incorporated herein by reference.

The Company had not paid the monthly installments due in June and July 2009 and was technically in default of the Loan Agreement.  On August 4, 2009, the Company and AGI amended the loan agreement (the “Amendment Agreement”).  Pursuant to the Amendment Agreement, monthly payments to be made under the Loan Agreement were suspended for a period of twelve (12) months, beginning on June 30, 2009 and ending on May 31, 2010, effectively extending the term of the Loan Agreement from 48 months to 60 months and, as of the date of this filing, the Company is no longer in default.  For a more detailed discussion of the Amendment Agreement, see the Company’s current report on Form 8-K filed with the SEC on August 7, 2009 and incorporated herein by reference.

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

OCTAVIAN GLOBAL TECHNOLOGIES, INC.

Date: August 14, 2009	By:	/s/ Harmen Brenninkmeijer
Name: Harmen Brenninkmeijer Chairman and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: August 14, 2009	By:	/s/ Peter Brenninkmeijer
Name: Peter Brenninkmeijer Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)