Form 10-Q
period 2009-09-30
Octavian Global Technologies, Inc.
filed 2009-11-16
CIK 1414490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2009

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of November 13, 2009 the registrant had 10,769,102 shares of common stock, $0.001 par value, issued and outstanding.

OCTAVIAN GLOBAL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Octavian Global Technologies, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(UNAUDITED)

	September 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$543,090	$2,829,641
Accounts receivable, net of allowance for doubtful accounts of $12,868,421.15 and $11,474,117	1,632,589	7,038,708
Loans receivable	711,830	469,161
Loans receivable - related parties	3,213,268	1,348,359
Inventory, net	1,614,934	1,475,826
Prepaid expense and other current assets	3,483	5,158
Other receivable	1,823,221	1,407,883

Total current assets	9,542,415	14,574,736

PROPERTY AND EQUIPMENT, net	1,590,303	1,386,246

INVESTMENTS IN SUBSIDIARIES AND AFFILIATES	1,345,661	226,094

INTANGIBLE ASSETS, net	4,159,033	2,759,572

TOTAL ASSETS	$16,637,412	$18,946,648

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,283,053	$7,097,203
Accrued expenses	1,921,256	2,887,280
Current portion of loan payables	3,258,195	3,658,324
Customer deposits	81,608	397,482
Unearned revenue	605,797	845,057
Shares to be issued to an officer	-	663,400

Total current liabilities	7,149,909	15,548,746

LONG TERM LIABILITIES:
Loans payable	8,824,803	7,796,931
Tax Liability	301,390
Convertible debenture	14,279,417	10,244,505
	23,405,610	18,041,436

STOCKHOLDERS' DEFICIT:
Octavian stockholders' deficit:
Common stock, $0.001 par value; 75,000,000 shares authorized;
10,769,102 and 7,802,408 issued and outstanding	10,769	7,802
Additional paid-in capital	15,820,256	5,781,837
Other comprehensive income	3,926,521	5,274,801
Stock subscription receivable	(1,000,000)	-
Accumulated deficit	(32,712,451)	(25,744,772)
Total Octavian stockholders' deficit	(13,954,905)	(14,680,332)
Noncontrolling stockholders' interest	36,798	36,798
Total stockholders' deficit	(13,918,107)	(14,643,534)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$16,637,412	$18,946,648

The accompanying notes are an integral part of these unaudited consolidated financial statements

Octavian Global Technologies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009, AND 2008
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue
Systems	$579,559	$1,987,749	$3,019,150	$5,457,966
Games	1,214,956	308,330	5,257,680	737,450
Lottery	104,975	-	210,708
Supplies	92,095	769,308	1,440,109	28,725,666
Net Revenue	1,991,585	3,065,387	9,927,647	34,921,081

Cost of Revenue
Systems	207,431	526,763	1,166,629	1,927,121
Games	327,606	59,291	1,675,268	175,551
Lottery	154,377	84,109	305,620	229,570
Supplies	275,135	275,223	846,272	23,860,280
Total Cost of Revenue	964,549	945,385	3,993,789	26,192,521

Gross profit	1,027,036	2,120,002	5,933,858	8,728,560

Operating expenses
General, administrative and selling expenses	3,416,997	2,853,379	10,363,713	10,118,867
Depreciation and amortization	572,025	309,544	1,290,956	784,782
(Gain) Loss on disposal of fixed assets	3,012	(280,907)	3,859	(652,400)
Impairment of investment	15,000	-	25,000
Total operating expenses	4,007,034	2,882,016	11,683,528	10,251,249

Loss from operations	(2,979,998)	(762,014)	(5,749,670)	(1,522,689)

Non-operating income (expense):
Other income (expense)	2,611	15,187	21,547	204,595
Interest expense- Warrant and debt issue cost	(496,250)	-	(3,138,747)
Interest income (expense)	(125,939)	(190,690)	(375,694)	(444,219)
Share of earnings (loss) in equity investment	169,449	341,848	1,051,567	215,018
Foreign currency transaction gain (loss)	(624,700)	79,618	1,570,990	(1,487,929)
Others	(256)	-	(7,891)	-
Total non-operating income (expense)	(1,075,085)	245,963	(878,228)	(1,512,535)

Net loss before taxes	(4,055,083)	(516,051)	(6,627,898)	(3,035,224)

Taxation	(1,229)	192,069	293,301	232,932
Net Loss from continuing operations	(4,053,854)	(708,120)	(6,921,199)	(3,268,156)

Less: (Income)/Expense from discontinued operations	46,478	-	46,478
Net Loss including non-controlling stockholders' interest	(4,100,332)	(208,120)	(6,967,677)	(3,268,156)

Less: Net (income) loss attributed to non-controlling stockholders' interest	0	(14,488)	(0)	(6,276)
Net profit/(loss) attributable to Octavian	(4,100,332)	(722,608)	(6,967,677)	(3,274,432)

Other comprehensive income
Foreign currency translation adjustment	301,288	1,414,957	(1,348,280)	1,164,010

Comprehensive Loss	$(3,799,044)	$692,349	$(8,315,957)	$(2,110,422)

Weighted average shares outstanding
Basic and diluted	10,769,102	3,294,050	9,440,272	3,294,050

Loss per share attributed to Octavian stockholders:
Basic and diluted	$(0.38)	$(0.22)	(0.74)	$(0.99)

*	Basic and diluted weighted average number of shares are considered equivalent as the effect of dilutive shares is anti-dilutive

The accompanying notes are an integral part of these unaudited consolidated financial statements

Octavian Global Technologies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2009, AND 2008
(UNAUDITED)

	September 30,	September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss including noncontrolling stockholders' interest	$(6,967,677)	$(3,274,432)
Adjustments to reconcile net loss including noncontrolling stockholders' interest to net cash provided by (used in) operating activities:
Depreciation and amortization	1,290,956	784,782
Non Cash Cost of Sales	22,543
Foreign exchange gain/loss	1,361,685	1,487,929
Gain/loss on disposal of fixed assets	3,859	(652,400)
Bad debt expense	1,720,416	206,820
Share of (earnings) loss from equity investment	(1,119,567)	(215,018)
(Gain) loss form noncontrolling interest		6,276
Amortization of debt discounts	3,138,747	-
(Increase) / decrease in assets:
Accounts receivable	2,724,989	257,197
Loans to related parties	(3,464,738)	(621,539)
Other receivable	(648,594)	401,816
Inventory	(98,522)	793,174
Prepaid expense	1,970	8,389
Increase / (decrease) in current liabilities:
Accounts payable	154,075	6,268,370
Accrued expenses	(1,089,910)	(626,105)
Customer deposits	(312,622)	(2,499,346)
Deferred revenue	(304,867)	-
Increase / (decrease) in long term liabilities:
Long term tax liabilities	314,681	-

Net cash provided by (used in) operating activities	(3,272,576)	2,325,914

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment	(621,060)	(1,079,205)
Purchase of intangibles	(1,880,811)	(1,288,122)
Loans receivable from third parties	(189,656)	-
Repayments of loans receivable

Net cash used in investing activities	(2,691,527)	(2,367,327)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments on) short term overdrafts and loans	(475,870)	(1,224,505)
Issuance of loans payable to related parties	-	86,057
Issuance of convertible debenture	4,000,000	-
Proceeds from (repayments on) on notes payable		(376,024)

Net cash provided by (used in) financing activities	3,524,130	(1,514,472)

Effect of exchange rate changes on cash and cash equivalents	153,422	(116,746)

NET DECREASE IN CASH & CASH EQUIVALENTS	(2,286,551)	(1,672,631)

CASH & CASH EQUIVALENTS, BEGINNING OF YEAR	2,829,641	2,437,646

CASH & CASH EQUIVALENTS, END OF YEAR	$543,090	$765,015

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$344,337	$444,219
Income taxes paid	$180,591	$28,765

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Issuance of stock to officer in payment of prior year shares to be issued	$663,400	$-
Issuance of 283,587 shares of common stock for debenture issuance costs	$371,499	$-
Issuance of 418,766 shares of common stock to related party for debenture issuance costs	$539,088	$-
Conversion of related party account payable to convertible debenture	$6,378,526	$-
Conversion of related party convertible debenture to 2,057,589 shares of common stock	$6,378,526	$-

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

On October 30, 2008 House Fly Rentals, Inc (“House Fly”) a Nevada corporation, entered into a Share Exchange Agreement with  Octavian International Limited (“Octavian”) and the holders of all of the issued and outstanding securities of the Octavian by which all of the securities of Octavian were exchanged for securities in House Fly. Pursuant to the terms of the Share Exchange Agreement, House Fly acquired 100 percent of the issued and outstanding shares of Octavian. Accordingly, the merger was accounted for as a reverse acquisition of House Fly by Octavian and resulted in a recapitalization of Octavian in a manner similar to the pooling of interest method. Concurrent with the merger, the name of House Fly was changed to Octavian Global Technologies, Inc (“the Company”) effective November 30, 2008.

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred accumulated losses of $32,712,451 and net working capital of $3,392,508 as of September 30, 2009. In addition the Company’s operations are dependent on one major supplier, Austrian Gaming Industries, to whom the Company owes approximately $11.8 million as of September 30, 2009. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Revenues generated in Russia were adversely affected by the legislative change significantly limiting gambling operations in Russia from July 2009. Consequently the Russian slot machine and system markets collapsed which halted almost all revenue in Russia

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results of the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

 Basis of Presentation

The accompanying consolidated financial statements include the accounts of Octavian Global Technologies, Inc. and its subsidiaries as follows:

Subsidiary	Place Incorporated	% Owned
Octavian International, Ltd.	United States	100
Casino Amusement Technology Supplies Ltd.	England and Wales	100
Octavian Latin America S.A.	Colombia	89.7
Octavian International (Europe) Ltd.	England and Wales	100
Octavian International (Latin America) Ltd.	England and Wales	100
Octavian Ukraine	Ukraine	100
Octavian SPb	Russia	100
Atlantis	Russia	100
Octavian de Argentina S.A.	Argentina	100
Octavian Rwanda Limited	Rwanda	100
Octavian Italy Srl	Italy	50
Octavian Germany Limited	England and Wales	51
Octavian Germany GmbH (a wholly owned subsidiary of Octavian Germany Limited)	Germany	51

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

On the August 6, 2009, Argelink S.A. changed its name to Octavian de Argentina S.A. Argelink S.A. This subsidiary was incorporated on July 11, 2002 in Argentina, and became a wholly owned subsidiary of Octavian International, Ltd on August 17, 2007.

On October 1, 2009, Octavian Latin America S.A., which was incorporated on July 22, 2005 in Colombia, became a wholly owned subsidiary of Octavian International, Ltd. Due to corporate governance changes companies in Colombia no longer require a minimum of five shareholders.

On October 1, 2009, Octavian Ukraine was closed due to the sudden and abrupt gaming ban imposed by the government of Ukraine at the end of June 2009.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the British Pound (GBP) and the Company’s subsidiaries use their local currencies: Colombian Peso (COP); Russian Rouble (RUB); Argentine Peso (ARS); Euro (EUR), Rwandan Francs (RWF) and Ukraine Hryvnia (UAH), as their functional currency.  However, the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. At September 30, 2009 and December 31, 2008, the balance in allowance for doubtful accounts was $12,868,421 and $11,474,117, respectively.

Inventories

Inventory is stated at the lower of cost or market.  Cost is determined using the first in, first out method.  Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. As of September 30, 2009 and December 31, 2008 the Company believes that the reserve is adequate.

Other Receivable

Other receivable consists of prepayments, accrued income, other debtors and Value Added Tax.

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

Software Development Costs

Software development costs related to computer games and network and terminal operating systems developed by the Company are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 (ASC 985), "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed."  Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale.  When the software is a component part of a product, capitalization begins with the product reaches technological feasibility.  The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Capitalized software development costs are comprised primarily of salaries and direct payroll related costs and the purchase of existing software to be used in the Company's products.

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

Long-Lived Assets

The Company applies the provisions of  Statement of Financial Accounting Standards No. 144 (ASC 360), “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144 (ASC 360). SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2009 and December 31, 2008, there were no significant impairments of its long-lived assets.

Intangible Assets

Intangible assets consist of product developments, intangible game developments, game work-in-progress, game development and lottery development.  All intangible assets are amortized over 3 years.

Included in the total cost of intangible assets at September 30, 2009 is an amount of $1,848,552 which relates to incomplete games development and lottery projects which are not yet amortized.

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

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs for the nine months ended September 30, 2009 and 2008 were $55,889 and $89,328 respectively. Advertising costs for the three months ended September 30, 2009 and 2008 were $9,825 and $63,290, respectively

Income Taxes

The Company utilizes SFAS No. 109 (ASC 740), “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB Interpretation No. 48 (ASC 740), Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of the standard, the company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48 (ASC 740).  As a result of the implementation of the standard, the Company recognized no material adjustments to liabilities or stockholders’ equity.  When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

Concentration of credit risk

Cash includes cash on hand and demand deposits in accounts maintained within England, Colombia, Ukraine, Russia, Rwanda, Argentina, Italy and Germany. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company does not maintain balances at financial institutions located in the United States.  The balances held are not covered by the Federal Deposit Insurance Corporation.  As of September 30, 2009 and December 31, 2008, the Company had deposits totalling $543,090 and $2,829,641, respectively. The Company has not experienced any losses in such accounts.

Foreign Currency Transactions and Comprehensive Loss

The reporting currency of the Company is the U.S. dollar. The Company’s functional currency is the British Pound (GBP) and the Company’s subsidiaries use their local currencies: Colombian Peso (COP); Russian Rouble (RUB); Argentine Peso (ARS); Euro (EUR), Rwandan Francs (RWF) and Ukraine Hryvnia (UAH), as their functional currency.  Assets and liabilities are translated using the exchange rates prevailing at the balance sheet date. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The Company recorded translation losses of $1,348,280 and gains of $1,164,010 for the nine months ended September 30, 2009 and 2008, respectively. Asset and liability amounts at September 30, 2009 and December 31, 2008 were translated at 0.62806 GBP and 0.6071 GBP to USD $1.00, respectively. Equity accounts were stated at their historical rates. The average translation rates applied to income statement accounts for the nine months ended September 30, 2009 and 2008 were 0.64792 and 0.52148 to USD $1.00, respectively.  In accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Foreign Currency Transaction Gains and Losses

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.  For the nine months ended September 30, 2009 and 2008, the Company recorded net transaction gains/ (losses) of approximately $1,570,990 and $(1,487,929), respectively.  Historically, the Company has not entered into any currency trading or hedging transactions, although there is no assurance that the Company will not enter into such transactions in the future.

Non-controlling Stockholders’ Interest

In order to comply with Colombian law, a company needed to have a minimum of 5 stockholders, with a maximum stockholding of not more than 95% by any individual stockholder.  The 4 external stockholders in the Colombian registered entity (Octavian Latin America SA) had a combined 10.3% stockholding in that company. The equity in the non-controlling interest in the Colombian entity has been classified as “Noncontrolling stockholders’ interests” in the accompanying consolidated balance sheets. Changes in equity in non-controlling interests arising from results of operations have been recorded as “Net (income) loss attributed to non-controlling stockholders' interest” in the accompanying consolidated statements of operations.

Certain amounts presented for prior periods that were previously designated as minority interests have been reclassified to conform to the current year presentation. Effective January 1, 2009, the Company adopted SFAS No. 160 (ASC 810) , “Non-controlling Interests in Consolidated Financial Statements, which established new standards governing the accounting for and reporting of non-controlling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case); that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements. The provisions of the standard were applied to all NCIs prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented. As a result, upon adoption, the Company retroactively reclassified the “Non-controlling stockholders’ interest” balance previously included in the “Other liabilities” section of the consolidated balance sheet to a new component of equity with respect to NCIs in consolidated subsidiaries. The adoption also impacted certain captions previously used on the consolidated statement of income, largely identifying net loss including NCI and net loss attributable to Octavian.

Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”) (ASC 280), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a Company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has determined that it has 3 reportable segments: Octavian Europe, Octavian CIS, and Octavian Latin America (See Note 17).

Basic and Diluted Losses Per Share

Earnings per share is calculated in accordance with the SFAS No. 128, “Earnings Per Share” (SFAS 128) (ASC 260). Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  As of September 30, 2009 the following potential dilutive shares were excluded from diluted loss per share for all periods presented because of their anti-dilutive effect.

	September 30,	September 30,
	2009	2008
Warrants	$10,597,776	$-
Convertible notes	$6,026,226	$-
Total	$16,624,002	$-

Fair value of financial instruments

On January 1, 2008, the Company adopted SFAS No. 157 (ASC 820), Fair Value Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.  The three levels are defined as follows:

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

Recent Pronouncements

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP") - a replacement of FASB Statement No. 162), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature. The Company does not believe that this will have a material effect on its consolidated financial statements.

In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, Subsequent Events), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 860 (previously SFAS No. 166, “Accounting for Transfers of Financial Assets”) , which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe this pronouncement will impact its financial statements.

In June 2009, the FASB issued ASC 810 (previously SFAS No. 167) for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective for us beginning in the first quarter of fiscal year 2010 and we are currently evaluating the impact that adoption will have on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. Specifically, when a quoted price in an active market for the identical liability is not available, the new standard requires that the fair value of a liability be measured using one or more of the valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. This standard is effective in the first reporting period beginning after issuance. We do not expect the adoption will have a material impact on our consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, which amends ASC Topic 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in the fiscal year beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating both the timing and the impact of the pending adoption of the ASU on its consolidated financial statements.

Reclassifications

Certain comparative amounts have been reclassified to conform to the current period’s presentation.

Note 3 - Other Receivable

Other receivable comprises of the following:

	September 30,	December 31,
	2009	2008
Prepayments	$597,068	$717,667
VAT and other taxes	853,462	603,360
Other debtors	372,691	86,856
Supplier commissions	-	-
Total	$1,823,221	$1,407,883

Note 4 – Inventory

Inventory is as follows:

	September 30,	December 31,
	2009	2008
Raw materials	$794,534	$675,860
Work in process	$578,585	$351,186
Finished goods	$944,987	$754,900
Other inventory	$45,499	$239,634
Total	$2,363,604	$2,021,580
Less reserve for obsolescence	$(748,670)	$(545,754)
Inventory, net	$1,614,934	$1,475,826

Note 5 – Loans Receivable

Loans receivable comprises the following:

	September 30,	December 31,
	2009	2008
Mutual International Ltd	$60,000	$99,950
Be First Group, Inc	$572,220	$296,852
Gex Technologies	$79,610	$72,359
Total	$711,830	$469,161

The Mutual International loan relates to a $60,000 convertible non bearing loan. This short term unsecured loan was entered into on July 21, 2009. Octavian International Limited may initiate conversion of the loan to 1,000 shares plus $99 shareholders loan (due on demand) per share in Be First Group at any time.  Mutual International is a partner in our African lottery operations.

The Be First Group loan is unsecured and non interest bearing. The value of the loan is $297,000 as at November 20, 2008 when it was first made. During the third quarter this loan was increased by $275,220 to $572,220. Mutual International is owned by Be First Group.  The loan is due on demand.

The Gex Technologies loan is a short term loan signed on December 22, 2008. The loan was due on June 30, 2009, but remains unpaid to date. The Company is currently discussing the extension of the loan with Gex Technologies. This loan of ₤50,000 (USD 79,610) is secured by the source codes and assets of the ‘Spot the Ball’ game developed by Gex Technologies. There’s a 9% interest on the loan. No interest is accrued as of September 30, 2009 as the amount was insignificant.

Note 6 – Property and Equipment

The following are the details of the property and equipment:

	September 30,	December 31,
	2009	2008
Computer Equipment	$956,563	$785,410
Gaming Equipment	$1,996,311	$1,410,579
Fixtures and fittings	$142,172	$368,729
Total	$3,095,045	$2,564,718
Less accumulated depreciation	$(1,504,743)	$(1,178,472)
Property and equipment, net	$1,590,303	$1,386,246

Depreciation expense for the nine months ended September 30, 2009 and 2008 was $544,847 and $717,572, respectively.

Depreciation expense for the three months ended September 30, 2009 and 2008 was $269,028 and $297,114, respectively.

Note 7 – Intangible Assets

The following are the details of intangible assets:

	September 30,	December 31,
	2009	2008
Product development	$1,283,629	$1,139,051
Customer contract	$816,244	$816,244
Work in progress	$1,246,487	$663,948
Game development	$1,999,984	$887,381
Lottery development	$370,518	$-
Total	$5,716,862	$3,506,624
Less Accumulated amortization	$(1,557,829)	$(747,052)
Intangibles, net	$4,159,033	$2,759,572

Amortization expense for the nine months ended September 30, 2009 and 2008 was $746,109 and $67,210, respectively.  Amortization expense for the three months ended September 30, 2009 and 2008 was $302,996 and $12,431, respectively.  Amortization expense for the years ended December 31, 2009, 2010, 2011, 2012 and 2013 is expected to be $947,245, $1,153,354, $578,227, $186,669 and $0, respectively.

Note 8 – Loans Payable

Loans payable consist of the following:

	September 30,	December 31,
	2009	2008
Loan payable to Mediciones Urbanas	$225,000	$629,686
Loan from PacificNet	$55,828	$52,448
Loan from Austrian Gaming Industries (“AGI”)	$11,769,472	$10,566,427
Bank overdrafts	$32,699	$87,955
Other loans	$-	$118,739
Total	$12,082,998	$11,455,255
Less current portion	$(3,258,195)	$(3,658,324)
Long Term portion	$8,824,803	$7,796,931

Octavian is a non-exclusive distributor for AGI in various countries in Latin America, and Octavian’s wholly-owned subsidiary Casino & Amusement Technology Supplies is a non-exclusive AGI distributor in Russia and the Commonwealth of Independent States member countries. As such, AGI is and has been Octavian’s largest supplier and, prior to the closing of the Share Exchange (see Note 14); Octavian had outstanding accounts payables to AGI.

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

•
Further to the above on August 4, 2009, we entered into a Loan Agreement with AGI. Pursuant to the Loan Agreement, AGI agreed to loan the Company $2 million, to be made in two equal instalments of $1 million.  The first instalment was made on August 5, 2009 and the second instalment was made on August 17, 2009.   Interest accrues at a rate of three month USD LIBOR plus four percent (4%) (capped at a maximum rate of eight percent (8%)) per year.  Pursuant to the terms of the Loan Agreement, interest is paid on a monthly basis with the principal amount due and payable in full on June 30, 2010. As security for the Loan, the Company has granted a security interest in certain of its intellectual property. Upon an event of default, the IP Rights shall transfer to AGI.

In addition, AGI agreed to suspend the principal amount repayable on the €8 million loan for a period of twelve calendar months starting June 30, 2009 until May 31, 2010. Interest is required to be paid as normal.

The loan payable to Mediciones Urbanas is interest free. This loan was assumed as part of the acquisition of Argelink on August 17, 2007. The loan calls for payments of $45,000 monthly from the date of the acquisition until the loan’s maturity of January 2010.

Interest expense in the nine months to September 30, 2009 and 2008 was $ 375,694 and $444,219, respectively. Interest expense in the three months to September 30, 2009 and 2008 was $125,939 and $190,690.

Note 9 – Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities comprise of the following:

	September 30,	December 31,
	2009	2008
Discontinued Operations	$26,900	$
Audit fees	$123,040	$170,852
Fixed assets purchased	$168,935	$512,415
Legal fees	$156,202	$92,204
Sales commission	$-	$399,833
Accrued bonus	$112,983	$98,305
Contractors’ fees	$1,652	$40,945
Warranty provision	$253,741	$437,246
Other creditors	$457,118	$465,442
Other taxes	$353,423	$527,237
Accrued payroll	$267,263	$142,801
Total	$1,921,256	$2,887,280

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

On May 14, 2009, we entered into a Debentures and Warrants Purchase Agreement with certain accredited investors, and closed a private placement offering pursuant to which we raised gross proceeds of $4 million and, among other things, issued and sold our Original Issue Discount Convertible Debentures with an aggregate principal amount of $4,395,600 which Debentures are convertible into shares of the Company’s Common Stock  at a conversion price of $3.10 per share, subject to adjustment therein.  Additionally, the Investors received Common Stock Purchase Warrants to purchase up to an aggregate of 1,417,936 shares of Common Stock (645,161 shares at an initial exercise price of $3.10 per share for 5 years and 645,161 shares at an initial exercise price of $4.65 per share for 7 years, which exercise prices and the number of shares exercisable there under are subject to adjustment) and an aggregate of 283,587 shares of Common Stock. The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants using the Black Scholes method assuming a volatility of the stock of 91%, term of five years and a discount of 1.98% and 2.62% was determined to be $805,074 which was recorded as debt discount, a reduction of the carrying amount of the debt. The beneficial conversion feature on the notes was $0. The debt discount on the face value of $395,600 along with the finders’ fee of $104,376 and fair value of the 283,587 shares of $371,499 was also recorded as debt discount. The debt discount will be amortized over the term of the note and charged to interest expense. During the three month period ended September 30, 2009 $67,579 of warrant discount and $73,153 of other discount was expensed. During the nine month period ended September 30, 2009 $104,777 of warrant discount and $107,677 of other discount was expensed.

Pursuant to the terms of the Purchase Agreement, AGI, the Company’s principal supplier of casino gaming machines and a holder of approximately 31.2 percent of the issued and outstanding Common Stock prior to the consummation of the Purchase Agreement, agreed to exchange outstanding accounts payable with the Company of $6,378,526 for Original Issue Discount Convertible Debentures (and together with the Finance Debenture) with a principal amount of $6,378,526 which Debentures are convertible at a conversion price of $3.10 per share, subject to adjustment therein, Common Stock Purchase Warrants to purchase up an aggregate of 2,057,590 shares of Common Stock (1,028,795 shares at an initial exercise price of $3.10 per share for 5 years and  1,028,795 shares at an initial exercise price of $4.65 per share for 7 years, which exercise prices and the number of shares exercisable hereunder are subject to adjustment therein) and an aggregate of 411,518 shares of Common Stock.  Immediately upon the consummation of the Purchase Agreement, the Exchange Debentures were converted into 2,057,589 shares of Common Stock. AGI increased its beneficial ownership of the voting shares of Common Stock to approximately 50.6% of the issued and outstanding Common Stock from approximately 31.2%. The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants using the Black Scholes method assuming a volatility of the stock of 91%, term of five years and a discount of 1.98% and 2.62% was determined to be $ 1,283,798 which was recorded as debt discount, a reduction of the carrying amount of the debt. The beneficial conversion feature on the notes was $0. The fair value of the 411,518 shares of $539,088 was also recorded as debt discount. The debt discount was amortized completely on the conversion of the debenture.

Interest expense related to amortization of debt discounts, plus accrued interest on these debentures was $496,250 and $3,138,747 for the three and nine months to September 30, 2009 respectively.  The unamortized debt discount amount of $4,401,883 was applied to reduce the outstanding amount due under the convertible debenture as at September 30, 2009.The three year debentures mature on October 29, 2011 and May 13, 2012.

Note 11 – Customer Deposits

Customer deposits represent those amounts that the Company receives in advance on order placement or on delivery or before delivery. Customer deposits amounted to $81,608 and $397,482 at September 30, 2009 and December 31, 2008, respectively.

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

There are no options outstanding relating to Shareholder’s Equity as at September 30, 2009 and December 31, 2008.

Note 13 – Common Stock Purchase Warrants

Following is a summary of the Company’s warrant activity for the nine months ended September 30, 2009:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding , December 31, 2008	7,249,865	$3.56	$5.58
Granted	3,347,912	$3.88	$5.62
Exchanged	-
Forfeited	-
Outstanding September 30, 2009	10,597,777	$3.66	$5.08
Exercisable	10,597,777	$3.66	$5.08

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

Note 15 - Related Party Transactions

2009 Transactions

During the nine months ended September 30, 2009 services performed by Mr. H Brenninkmeijer in the amount of $99,060 were invoiced from Hudson Trading Limited, a company incorporated under the laws of Cyprus.

2008 Transactions

During the nine months ended September 30, 2008 services performed by Mr. H Brenninkmeijer in the amount of $270,691 were invoiced from Hudson Trading Limited, a company incorporated under the laws of Cyprus. During the nine months ended September 30, 2008, an office was rented in Cyprus from Xanadu Entertainment Ltd., a company owned by Mr. H. Brenninkmeijer. Rent paid totalled $1,890. This rent agreement was terminated at the end of 2007.

Octavian Italy

The Company loaned Octavian Italy (our 50% owned entity) a short term non interest bearing loan. The maximum amount we made available to Octavian Italy is €500,000 (US$729,600 based on the September 30, 2009 Exchange Rate of €1=US$1.4592) and the balance at September 30, 2009 was €233,169 (US$340,240 based on the September 30, 2009 Exchange Rate of €1=US$1.4592) included in loan receivables – related parties in the accompanied financial statements. In addition we have an intercompany debtor of €1,969,015 (US$2,873,187 based on the September 30, 2009 Exchange Rate of €1=USD $1.4592) relating to sales of games to our Italian joint venture partner.

The Company did not make any sales to Octavian Italy in the nine months ended September 30, 2008.  In the nine months ended September 30, 2009 invoiced sales to Octavian Italy amounted to €2,409,409 (US$3,293,300 based on the January 1, 2009 to September 30, 2009 Average Exchange Rate of €1=USD $1.36685)

AGI

On May 14, 2009, we entered into a Debentures and Warrants Purchase Agreement with certain accredited investors, and closed a private placement offering pursuant to which we raised gross proceeds of $4 million and, among other things, issued and sold our Original Issue Discount Convertible Debentures with an aggregate principal amount of $4,395,600 which Debentures are convertible into shares of the Company’s Common Stock  at a conversion price of $3.10 per share, subject to adjustment therein.  Additionally, the Investors received Common Stock Purchase Warrants to purchase up to an aggregate of 1,417,936 shares of Common Stock (645,161 shares at an initial exercise price of $3.10 per share for 5 years and 645,161 shares at an initial exercise price of $4.65 per share for 7 years, which exercise prices and the number of shares exercisable there under are subject to adjustment for cashless exercise) and an aggregate of 283,587 shares of Common Stock. The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants using the Black Scholes method assuming a volatility of the stock of 91%, term of five years and a discount of 1.98% and 2.62% was determined to be $805,074 which was recorded as debt discount, a reduction of the carrying amount of the debt. The beneficial conversion feature on the notes was $0. The debt discount on the face value of $395,600 along with the finders’ fee of $104,376 and fair value of the 283,587 shares of $371,499 was also recorded as debt discount. The debt discount will be amortized over the term of the note and charged to interest expense. During the three month period ended September 30, 2009 $67,579 of warrant discount and $73,153 of other discount was expensed.

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

Note 16 – Commitments and Contingencies

Leases

The Company currently leases two office spaces in St. Petersburg, Russia beginning in September 2009 and January 2008 under non-cancellable operating leases that expire on September 10, 2010 and December 31, 2009 respectively. The Company also leases office space as well as office equipment in the United Kingdom beginning in May 2008 that expires on December 31, 2009 and April 30, 2010, respectively. The Company also leases office space and equipment in Bogota, Colombia beginning between October 2007 and October 2009 that expire between February 2010 and October 2011. The Company leases an office in Buenos Aires, Argentina until July 2012. Additionally the Company began to lease office space in Kigali for its Rwandan operations. This lease began in April 2009 and will expire in February 2011. Future minimum lease payments under non-cancellable operating leases with initial or remaining terms of one year or more are as follows:

Operating
Leases
Year ending December 31,
2009	$238,422
2010	$366,726
2011	$67,485
Thereafter	25,200
$697,833

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

Octavian Latin America consists of two regional offices: Buenos Aires, Argentina and Bogota, Colombia. Key products for the Latin American market have been My ACP together with ExtraCash and SprintPay with the Company’s games, as well as supplying gaming machines. The latter revenue stream to be strengthened by replacing third party machines with the Company’s revolutionary flat pack Maverick 1000 which has already gained much interest from Latin America, especially as the flat pack design offers significant cost benefits from lower importation taxes and local assembly benefits, in addition to being competitively priced at a little more than a second hand machine.

The following tables summarize segment information for the nine months ended September 30, 2009 and 2008:

	September 30,	September 30,
	2009	2008
Revenue from unrelated entities
Octavian Europe	$3,732,983	$1,198,739
Octavian CIS	$4,340,591	$28,058,038
Octavian Latin America	$1,854,073	$5,664,304
	$9,927,647	$34,921,081

Intersegment revenues
Octavian Europe	8,297
Octavian CIS	$1,845,335	$1,239,158
Octavian Latin America	$164,087	$
	$2,017,719	$1,239,158

Total revenues
Octavian Europe	$3,741,280	$1,198,739
Octavian CIS	$6,185,926	$29,297,196
Octavian Latin America	$2,018,161	$5,664,304
Less intersegment revenues	$(2,017,719)	$(1,239,158)
	$9,927,647	$34,921,081

Income (Loss) from operations
Octavian Europe	$(3,763,713)	$(6,630,208)
Octavian CIS	$(759,443)	$4,104,014
Octavian Latin America	$(1,226,515)	$1,003,505
	$(5,749,670)	$(1,522,689)

Income tax (expense) benefit
Octavian Europe	$-	$-
Octavian CIS	$(139,586)	$(97,292)
Octavian Latin America	$(153,715)	$(135,640)
	$(293,301)	$(232,932)

Net income (loss)
Octavian Europe	$(3,966,407)	$(8,904,264)
Octavian CIS	$(1,370,712)	$4,688,229
Octavian Latin America	$(1,630,558)	$947,879
Minority interest	$0	$(6,276)
	$(6,967,677)	$(3,274,432)

Provision for depreciation and amortization
Octavian Europe	$1,100,333	$644,570
Octavian CIS	$16,414	$3,714
Octavian Latin America	$174,209	$136,498
	$1,290,956	$784,782

	September 30,	December 31,
	2009	2008
Total Assets
Octavian Europe	$9,650,250	$8,989,329
Octavian CIS	$6,029,614	$6,948,222
Octavian Latin America	$957,548	$3,009,097
	$16,637,412	$18,946,648

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

As at September 30, 2009, the Company impaired the investment in PacificNet securities by $25,000 as a permanent decline in the value of their investment.

Note 19 – Subsequent Events

Change of ownership

On October 1, 2009, Octavian Latin America S.A. incorporated on July 22, 2005 in Colombia, became a wholly owned subsidiary of Octavian International, Ltd. Due to corporate governance changes companies in Colombia no longer require a minimum of five shareholders.

On October 1, 2009, Octavian Ukraine was closed due to the sudden and abrupt gaming ban imposed by the government of Ukraine at the end of June 2009.

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

	Quarters Ended September 30,		Amount Change	Percentage Change
	2009	2008	2009 v 2008	2009 v 2008
Revenue
Systems	$579,559	$1,987,749	$(1,408,190)	-71%
Games	$1,214,956	$308,330	$906,626	294%
Lottery	$104,975	$-	$104,975	100%
Supplies	$92,095	$769,308	$(677,213)	-88%
Net Revenue	$1,991,585	$3,065,388	$(1,073,803)	-35%

Cost of Revenue
Systems	$207,431	$526,763	$(319,332)	-61%
Games	$327,606	$59,291	$268,315	453%
Lottery	$154,377	$84,109	$70,269	84%
Supplies	$275,135	$275,223	$(88)	0%
Total Cost of Revenue	$964,549	$945,385	$19,164	2%

Gross profit	$1,027,036	$2,120,002	$(1,092,966)	-52%

Operating expenses
General, administrative and selling expenses	$3,416,997	$2,853,379	$563,618	20%
Depreciation and amortization	$572,025	$309,544	$262,481	85%
(Gain) Loss on disposal of fixed assets	$3,012	$(280,907)	$283,918	-101%
Impairment of investment	$15,000	$-	$15,000	100%
Total operating expenses	$4,007,034	$2,882,016	$1,125,017	39%

Loss from operations	$(2,979,998)	$(762,014)	$(2,217,984)	291%

Non-operating income (expense):
Other income (expense)	$2,611	$15,187	$(12,576)	-83%
Interest expense- Warrant and debt issue cost	$(496,250)	$-	$(496,250)	100%
Interest income (expense)	$(125,939)	$(190,690)	$64,751	-34%
Share of earnings (loss) in equity investment	$169,449	$341,848	$(172,399)	-50%
Foreign currency transaction gain (loss)	$(624,700)	$79,618	$(704,318)	-885%
Others	$(256)	$-	$(256)	100%
Total non-operating income (expense)	$(1,075,085)	$245,963	$(1,321,048)	-537%

Net loss before taxes	$(4,055,083)	$(516,051)	$(3,539,032)	686%

Taxation	$(1,229)	$192,069	$(193,298)	-101%
Net Loss including non-controlling stockholders' interest	$(4,053,854)	$(708,120)	$(3,345,734)	472%

Less: (Income)/Expense from discontinued operations	46,478	$-	$46,478	100%
Net Loss including non-controlling stockholders' interest	(4,100,332)	$(708,120)	$(3,392,212)	479%

Less: Net (income) loss attributed to non-controlling stockholders' interest	$0	$(14,488)	$14,488	-100%
Net profit/(loss) attributable to Octavian	$(4,100,331)	$(722,608)	$(3,337,723)	467%

Other comprehensive income
Foreign currency translation adjustment	$301,288	$1,414,957	$(1,113,669)	-79%

Comprehensive Loss	$(3,799,044)	$692,349	$(4,491,393)	-649%

Earnings/ (Losses) before Interest, Tax, Depreciation and Amortisation	$(2,860,868)	$(30,305)	$(2,845,051)	9388%

Weighted average shares outstanding
Basic and diluted	10,769,102	3,294,050

Loss per share attributed to Octavian stockholders:
Basic and diluted	$(0.38)	$(0.99)

Our revenues for the three months ended September, 30 2009 were US$2 million, representing a decrease of US$1 million or 35 percent compared to the three months ended September 30, 2008, which mainly was the result of significantly lower OctaSystems sales offset by the increase in OctaGames sales during the third quarter of 2009.

	Three months ended September, 30		Variance	% Change
(amounts in thousands US$)	2009	2008	2009 vs 2008	2009 vs 2008
Revenues
OctaSystems	$580	$1,988	$(1,408)	-71%
OctaGames	$1,215	$308	$907	294%
OctaLotto	$105	$-	$105	100%
OctaSupplies	$92	$769	$(677)	-88%
Total	$1,992	$3,065	$(1,074)	-35%

	Three months ended September, 30		Variance	% Change
(amounts in thousands US$)	2009	2008	2009 vs 2008	2009 vs 2008
OctaSupplies revenues
CIS	$25	$542	$(518)	-95%
EMEA	$41	$268	$(227)	-85%
Latin America	$27	$(41)	$68	-165%
Total	$92	$769	$(677)	-88%

OctaSupplies sales decreased by approximately US$0.7 million or 88 percent for three months ended September 30, 2009 to approximately US$0.1 million compared to approximately $0.8 million for the three months ended September, 2008. Approximately 71 percent of sales in 2008 represented OctaSupplies sales in Russia which have since been adversely affected by the legislative change significantly limiting gambling operations in Russia from July 2009. In the first half of 2008 there had been an expectation in the Russian market that the legislation would be reversed or postponed but by the second half of 2008 it became clear that this was not going to be the case and the Russian slot machine market collapsed and continued at a minimal level. Now after 1 July 2009 it has halted altogether.

	Three months ended September, 30		Variance	% Change
(amounts in thousands US$)	2009	2008	2009 vs 2008	2009 vs 2008
OctaSystems revenues
CIS	$25	$738	$(713)	-97%
EMEA	$40	$294	$(254)	-86%
Latin America	$515	$956	$(441)	-46%
Total	$580	$1,988	$(1,408)	-71%

OctaSystems revenue decreased by approximately US$1.4 million (71 percent) from approximately US$2 million for the three months ended September 30, 2008 to approximately US$0.6 million in the three months ended September 30, 2009. The legislative change in Russia limiting gambling operations was finalized on 1 July 2009; which halted almost all systems revenue; as can be seen by the revenue decrease of US$0.7 (97 percent) to US$0.025 million in Russia. Difficult trading conditions in the Latin American market has led to the decrease of approximately US$0.1 million (96 percent) from the three months ended September 30, 2008 to approximately US.04 million for the three months ended September 30, 2009. The decrease in the EMEA revenue from the three months ended September 30, 2008 of US$0.25 million (86 percent) is due to an overall reduction in system sales throughout Europe due to difficult market conditions.

	Three months ended September, 30		Variance	% Change
(amounts in thousands US$)	2009	2008	2009 vs 2008	2009 vs 2008
OctaGames revenues
CIS	$463	$200	$264	132%
EMEA	$747	$-	$747	100%
Latin America	$4	$109	$(104)	-96%
Total	$1,215	$308	$907	294%

OctaGames sales increased by approximately US$0.9 million (294 percent) to approximately US$1.2 million for the three months ended September 30, 2009 from approximately US$0.3 million for the three months ended September 30, 2008. OctaGames sales in Europe increased by approximately US$0.7 million in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, primarily as a result of continued sales of game licenses to the Italian market. There was an increase in sales in Russia of US$0.3 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. These also related to the development and sales of new games from our Russian office directly to Italy.  Sales in Latin America decreased by approximately US$0.1 million (96 percent) from approximately US$ 0.1 million for the three months ended September 30, 2008 as a result of the difficult trading conditions being experienced there.

	Three months ended September, 30		Variance	% Change
(amounts in thousands US$)	2009	2008	2009 vs 2008	2009 vs 2008
OctaLotto
CIS	$-	$-	$-	0%
EMEA	$105	$-	$105	100%
Latin America	$-	$-	$-	0%
Total	$105	$-	$105	100%

OcatLotto sales increased by approximately US$0.1 million the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, primarily as a result the launch of the Lottery in the Rwandan market.

	Three months ended September, 30		Variance	% Change
(amounts in thousands US$)	2009	2008	2009 vs 2008	2009 vs 2008
	Unaudited	Unaudited
Revenues and gross profit
Revenues	$1,992	$3,065	$(1,074)	-35%
Cost of Revenues	$965	$945	$19	2%
Gross Profit	$1,027	$2,120	$(1,093)	-52%
	52%	69%	-

The decrease in margin reflects the decrease in OctaSystems revenue that was generated in Russia and had very high margins as this was recurring revenue with little maintenance costs required.

Operating Expenses

Sales, general & administrative (“SG&A”) expenses increased by approximately US$0.6 million, or 20 percent, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, which is mainly as a result of the increase in provision for bad debts for the three months ended September 30, 2009.

	Three months ended September, 30		Variance	% Change
(amounts in thousands US$)	2009	2008	2009 vs 2008	2009 vs 2008
SG&A cost
Staff Costs	$1,610	$1,372	$238	17%
Other cost	$1,251	$1,491	$(239)	-16%
SG&A excluding Bad debt	$2,861	$2,862	$(1)	0%
Bad Debts	$556	$(9)	$565	-6532%
Total SG&A cost incl Bad debt provision	$3,417	$2,853	$564	20%

Excluding bad debts, SG&A remained fairly consistent quarter on quarter.

Staffing costs increased approximately US$0.2 million or 17 percent from approximately US$1.5 million for the three months ended September 30, 2008 to approximately US$1.6 million for the three months ended September 30, 2009, due to redundancy packages offer to branches closed during the period as well as an increase in staff in Rwanda.

There was a decrease in other expenses of approximately US$0.2 million or 16 percent from approximately US$1.4 million for the three months ended September 30, 2008 to approximately US$1.3 million for the three months ended September 30, 2009, is mainly due to the decrease in professional and legal fees.

We have accounted for an increase in bad debt expense of approximately US$0.6 million (6532 percent) for the three months ended September 30, 2009 as compared to the three months ended September, 2008, based on debt outstanding for more than six months for all customers in the group. This bad debt relates particularly to our Latin American customers.

	Three months ended September, 30		Variance	% Change
	2009	2008	2009 vs 2008	2009 vs 2008
	Unaudited	Unaudited
Operating expenses
General, administrative and selling expenses	$3,417	$2,853	$564	20%
Depreciation and amortization	$572	$310	$262	85%
(Gain) Loss on disposal of fixed assets	$3	(281)	$284	-101%
Impairment of goodwill	$15	$-	$15	NM
Total operating expenses	$4,007	$2,882	$1,125	39%

1 – Not Meaningful

Depreciation and amortization increased by approximately US$0.3 million or 85 percent for the three months ended September 30, 2009 as compared to the same period in 2008 as a result of higher amortization expenses related to additions to our intangible assets.

Gains and losses on disposal of fixed asset decreased by US$0.3 million for the three months ended September 30, 2009 as no material disposals of assets were made during the period.

Other Income (Expense) and Taxes

Interest expense decreased by approximately US$0.06 million for the three months ended September 30, 2009 when compared to the same period in 2008 as the interest charge on the AGI Loan is lower than that of the Ebet Loan the Group had in 2008. For the three months ended September 30, 2009 interest is accrued on the current loan with AGI of €6,690,516 (US$ 9,762,317 based on the September 30, 2009 Exchange Rate of € 1 = US$ 1.4592) and the loan of $ 2,007,154.64 at September 30, 2009

Interest expense related to the warrant and debt issuing costs were incurred as a result of the capital raising activities on October 30, 2008 and May 14, 2009; the amount for the three months ended September 30, 2009 was $496,250.

During the third quarter of 2008, Italy implemented new legislation which expanded the gaming market. This led to a large increase in profits in Italy, and during the three months ended September 30, 2008 our 50% shareholding generated a gain of approximately US$ 0.34 million. During the three months ended September 30, 2009 the markets have slowed and hence gains on our shareholding decreased to US$0.17 million.

 Corporate taxes decreased approximately US$0.2 million or 101 percent from approximately US$0.2 million for the three months ended September 30, 2008 to approximately US$0.001 million for the three months ended June 30, 2009, mainly due to decrease in taxes incurred in Argentina being offset by profit taxes incurred in Russia.

Outside shareholders’ interests

Octavian International owns 89.7 percent of the shares in Octavian Latin America SA, a company incorporated in Colombia and based in Bogotá. The remaining 10.3 percent of the shares are held by five individuals. For the three months ended September 30, 2008, the losses from Octavian Latin America SA resulted in an income of approximately US$0.014 million to bring the outside shareholders interest back to zero.  During the three months ended September 30, 2009 due to the difficult trading conditions in the region no outside shareholders’ interests have been recorded.

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

For the three months ended September 30, 2009, we had foreign currency losses of approximately US$0.6 million compared with gains of approximately US$0.08 million for the three months ended September 30, 2008.

CONSOLIDATED OPERATING RESULTS – A Nine month Comparative Analysis

	Nine Months Ended				Percentage
	September 30,			Amount Change	Change
	2009	2008		2009 v 2008	2009 v 2008
Revenue
Systems	$3,019,150		$5,457,966	$(2,438,816)	-45%
Games	$5,257,680		$737,450	$4,520,230	613%
Lottery	$210,708	$		$210,708	100%
Supplies	$1,440,109		$28,725,666	$(27,285,557)	-95%
Net Revenue	$9,927,647		$34,921,082	$(24,993,435)	-72%

Cost of Revenue
Systems	$1,166,629		$1,927,121	$(760,492)	-39%
Games	$1,675,268		$175,551	$1,499,717	854%
Lottery	$305,620		$229,570	$76,051	33%
Supplies	$846,272		$23,860,280	$(23,014,007)	-96%
Total Cost of Revenue	$3,993,789		$26,192,521	$(22,198,732)	-85%

Gross profit	$5,933,858		$8,728,561	$(2,794,703)	-32%

Operating expenses
General, administrative and selling expenses	$10,363,713		$10,118,867	$244,846	2%
Depreciation and amortization	$1,290,956		$784,782	$506,174	64%
(Gain) Loss on disposal of fixed assets	$3,859		$(652,400)	$656,258	-101%
Impairment of investment	$25,000	$		$25,000	100%
Total operating expenses	$11,683,528		$10,251,249	$1,432,278	14%

Loss from operations	$(5,749,670)		$(1,522,689)	$(4,226,981)	278%

Non-operating income (expense):
Other income (expense)	$21,547		$204,595	$(183,048)	-89%
Interest expense- Warrant and debt issue cost	$(3,138,747)	$		$(3,138,747)	100%
Interest income (expense)	$(375,694)		$(444,219)	$68,525	-15%
Share of earnings (loss) in equity investment	$1,051,567		$215,018	$836,549	389%
Foreign currency transaction gain (loss)	$1,570,990		$(1,487,929)	$3,058,919	-206%
Others	$(7,891)		$-	$(7,891)	100%
Total non-operating income (expense)	$(878,228)		$(1,512,535)	$634,307	-42%

Net loss before taxes	$(6,627,898)		$(3,035,224)	$(3,592,675)	118%

Taxation	$293,301		$232,932	$60,369	26%
Net Loss of continued operations	$(6,921,199)		$(3,268,156)	$(3,653,043)	112%

Less: (Income)/Expense from discontinued operations	$46,478	$		$46,478	100%
Net Loss including non-controlling stockholders' interest	$(6,967,677)		$(3,268,156)	$(3,606,565)	110%

Less: Net (income) loss attributed to noncontrolling stockholders' interest	$(0)		$(6,276)	$6,276	-100%
Net loss attributable to Octavian	$(6,967,677)		$(3,274,432)	$(3,693,245)	113%

Other comprehensive income
Foreign currency translation adjustment	$(1,348,280)		$1,164,010	$(2,512,290)	-216%

Comprehensive Loss	$(8,315,957)		$(2,110,422)	$(6,205,535)	294%

Earnings/ (Losses) before Interest, Tax, Depreciation and Amortisation	$(1,822,501)		$(1,812,499)	$(16,279)	1%

Weighted average shares outstanding
Basic and diluted	9,440,272		3,294,050

Loss per share attributed to Octavian stockholders:
Basic and diluted	$(0.74)		$(0.99)

Our revenues for the nine months ended September, 30 2009 were US$9.9 million, representing a decrease of US$25 million or 72 percent compared to the nine months ended September 30, 2008, which mainly was the result of significantly lower OctaSupplies sales.

	Nine months ended			%
	September, 30		Variance	Change
(amounts in thousands US$)	2009	2008	2009 vs 2008	2009 vs 2008
Revenues
OctaSystems	$3,019	$5,458	$(2,439)	-45%
OctaGames	$5,258	$737	$4,520	613%
OctaLotto	$211	$-	$211	100%
OctaSupplies	$1,440	$28,726	$(27,286)	-95%
Total	$9,928	$34,921	$(24,993)	-72%

	Nine months ended			%
	September, 30		Variance	Change
(amounts in thousands US$)	2009	2008	2009 vs 2008	2009 vs 2008
OctaSupplies revenues
CIS	$961	$25,411	$(24,450)	-96%
EMEA	$333	$513	$(180)	-35%
Latin America	$146	$2,801	$(2,655)	-95%
Total	$1,440	$28,726	$(27,286)	-95%

OctaSupplies sales decreased by approximately US$27.3 million or 95 percent for nine months ended September 30, 2009 to approximately US$1.4 million compared to approximately $28.7 million for the nine months ended September 30, 2008. Approximately 88 percent of sales in 2008 represented OctaSupplies sales in Russia which have since been adversely affected by the legislative change significantly limiting gambling operations in Russia from July 2009. In the first half of 2008 there had been an expectation in the Russian market that the legislation would be reversed or postponed but by the second half of 2008 it became clear that this was not going to be the case and the Russian slot machine market collapsed and revenues slowed down  almost completely in 2009.

	Nine months ended			%
	September, 30		Variance	Change
(amounts in thousands US$)	2009	2008	2009 vs 2008	2009 vs 2008
OctaSystems revenues
CIS	$1,312	$2,246	$(933)	-42%
EMEA	$205	$686	$(481)	-70%
Latin America	$1,502	$2,526	$(1,024)	-41%
Total	$3,019	$5,457	$(2,438)	-45%

OctaSystems revenue decreased by approximately US$2.4 million (45 percent) from approximately US$5.5 million for the nine months ended September 30, 2008 to approximately US$3 million in the nine months ended September 30, 2009. The legislative change in Russia has already begun to affect OctaSystems revenue growth in Russia in the nine months ended September 30, 2008. The effects of the changes were further felt in the nine months ended September 30, 2009 when the legislation came into effect and systems contracts ceased after 1 July 2009 causing revenue to decrease by US$0.9million (42 percent) to US$1.3 million. Difficult trading conditions in the Latin American market has led to the decrease of approximately US$1million (41 percent) from the nine months ended September 30, 2008 to approximately US$1.5 million for the nine months ended September 30, 2009. The decrease in the EMEA revenue from the nine months ended September 30, 2008 of US$0.5 million (70 percent) is a reflection of the overall reduction in system sales throughout Europe due to difficult market conditions.

	Nine months ended			%
	September, 30		Variance	Change
(amounts in thousands US$)	2009	2008	2009 vs 2008	2009 vs 2008
OctaGames revenues
CIS	$2,067	$400	$1,667	417%
EMEA	$2,985	$-	$2,985	100%
Latin America	$206	$337	$(132)	-39%
Total	$5,258	$737	$4,520	613%

OctaGames sales increased by approximately US$4.5 million (613 percent) to approximately US$5.2 million for the nine months ended September 30, 2009 from approximately US$0.7 million for the nine months ended September 30, 2008. OctaGames sales in Europe increased by approximately US$3 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, primarily as a result of first-time sales of game licenses to the Italian market. There was an increase in sales in Russia of US$2 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. These also related to the development and sales of new games sold by our Russian office to the Italian market. Sales in Latin America decreased by approximately US$0.1 million (39 percent) from approximately US$ 0.3 million for the nine months ended September 30, 2008 to approximately US$ 0.2 million for the nine months ended September 30, 2009 as a result the difficult trading conditions in the region.

	Nine months ended September, 30		Variance	% Change
(amounts in thousands US$)	2009	2008	2009 vs 2008	2009 vs 2008
OctaLotto
CIS	$-	$-	$-	0%
EMEA	$211	$-	$211	100%
Latin America	$-	$-	$-	0%
Total	$211	$-	$211	100%

OctLotto sales increased by approximately US$0.2 million the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, primarily as a result the launch of the Lottery in the Rwandan market.

	Nine months ended September, 30		Variance	% Change
(amounts in thousands US$)	2009	2008	2009 vs 2008	2009 vs 2008
	Unaudited	Unaudited
Revenues and gross profit
Revenues	$9,928	$34,921	$(24,993)	-72%
Cost of Revenues	$3,994	$26,193	$(22,199)	-85%
Gross Profit	$5,934	$8,729	$(2,795)	-32%
	60%	25%	-

The increase in margin reflects the higher proportion of OctaGames sold in 2009 which have a much higher margin compared to our OctaSupplies sales.

Operating Expenses

Sales, general & administrative (“SG&A”) expenses decreased by approximately US$0.2 million, or 2 percent, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, which is mainly as a result of general cost cutting procedures implemented during the nine month ended September 30, 2009. The effect of this cost cutting was offset by our bad debt expense which increased by approximately US$1.5 million to approximately US$1.7 million, taking into account debts older than six months.

	Nine months ended September, 30		Variance	% Change
(amounts in thousands US$)	2009	2008	2009 vs 2008	2009 vs 2008
SG&A cost
Staff Costs	$4,450	$4,414	$36	1%
Other cost	$4,193	$5,498	$(1,304)	-24%
SG&A excluding Bad debt	$8,643	$9,912	$(1,269)	-13%
Bad Debts	$1,720	$207	$1,514	732%
Total SG&A cost incl Bad debt provision	$10,364	$10,119	$245	2%

Excluding bad debts, SG&A decreased approximately US$1.3 million or 13 percent from approximately US$9.9 million for the nine months ended September 30, 2008 to approximately US$8.6 million for the nine months ended September 30, 2009.

Staffing costs increased approximately US0.04 million or 1 percent from approximately US$4.4 million for the nine months ended September 30, 2008 to approximately US$4.5 million for the nine months ended September 30, 2009, while there has been a general reduction in staff numbers and external contractor costs. These were offset by an increase in our offices in Rwanda and as well as the termination packages which were required to be paid.

There was a decrease in other expenses of approximately US$1.3 million or 24 percent from approximately US$5.4 million for the nine months ended September 30, 2008 to approximately US$4.2 million for the nine months ended September 30, 2009. This is mainly due to the decrease in temporary staff that was required for the PactNet deadlines during the first half of 2008, as well as the decrease in professional and legal fees.

We have accounted for an increase in bad debt expense of approximately US$1.5 million (732 percent) for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, based on debt outstanding for more than six months for all customers in the group. These costs are related mostly to customers in the Latin American regions.

	Nine months ended September, 30		Variance	% Change
	2009	2008	2009 vs 2008	2009 vs 2008
	Unaudited	Unaudited
Operating expenses
General, administrative and selling expenses	$10,364	$10,119	$245	2%
Depreciation and amortization	$1,291	$785	$506	64%
(Gain) Loss on disposal of fixed assets	$4	$(652)	$656	-101%
Impairment of goodwill	$25	$-	$25	NM
Total operating expenses	$11,684	$10,251	$1,432	14%

 1 – Not Meaningful

Depreciation and amortization increased by approximately US$0.5 million or 64 percent for the nine months ended September 30, 2009 as compared to the same period in 2008 as a result of higher amortization expenses related to additions to our intangible assets.

Gains and losses on disposal of fixed assets increased by US$0.7 million for the nine months ended September 30, 2009 as no material disposals of assets were made during the period.

Other Income (Expense) and Taxes

Interest expense decreased approximately US$0.06 million or 15 percent for the nine months ended September 30, 2009 when compared to the same period in 2008 as the interest charge on the AGI Loan is lower than that of the Ebet Loan the Group had in 2008. For the nine months ended September 30, 2009 interest is accrued on the current loan with AGI of €6,690,516 (US$ 9,762,317 based on the September 30, 2009 Exchange Rate of € 1 = US$ 1.4592) and the loan of $ 2,007,154.64 at September 30, 2009.

Interest expense related to the warrant and debt issuing costs were incurred as a result of the capital raising activities on October 30, 2008 and May 14, 2009; the amount for the nine months ended September 30, 2009 was $3,138,747.

Last year in 2008, our 50 percent joint venture in Italy booked a loss due to the delayed implementation of new legislation, which would have expanded the gaming market in Italy. As a result of the delay, no new gaming products were allowed to be sold in Italy in 2008. With the implementation of the new legislation Italy became profitable at the end of 2008. During the nine months ended September 30, 2009 our 50% shareholding generated a gain of approximately US$1.1 million.

Corporate taxes increased approximately US$0.06 million or 26 percent from approximately US$0.2 million for the nine months ended September 30, 2008 to approximately US$0.3 million for the nine months ended September 30, 2009, mainly due to the increased taxes incurred in Argentina.

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

For the nine months ended September 30, 2009, we had a foreign currency gain of approximately US$1.6 million compared with a loss of approximately US$1.5 million for the nine months ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES – September 30, 2009

Overview

In the highly competitive industry in which we operate, operating results may fluctuate significantly from period to period.

Our principal source of liquidity is cash from operations. Other sources of capital include, but are not limited to, loans from third parties, credit terms from our suppliers and both recent private placements of equity and convertible debt. At September 30, 2009, we had positive working capital of approximately US$3.4 million as compared to a negative working capital of approximately US$1 million at December 31, 2008.

	Nine Months ended	Year ended
	September 30,	December 31,	Increase (decrease)
(amounts in thousands)	2009	2008	Amount	%
Cash and cash equivalents	$543	$2,830	$(2,287)	-421%
Total Current Assets	$10,542	$14,575	$(4,032)	-38%
Total Current Liabilities	$7,150	$15,549	$(8,399)	-117%
Net working deficit	$3,393	$(974)	$(14,718)

Cash Flows Summary

	Nine Months ended September 30		Variance	% Change
(amounts in thousands US$)	2009	2008	2009 vs 2008	2009 vs 2008
Cashflow from operation activities	$(3,273)	$2,326	$(5,599)	-241%
Cashflow from investing activities	$(2,692)	$(2,367)	$(324)	12%
Cashflow from financing activities	$3,524	$(1,514)	$5,039	143%
Effect of Exchange rate changes on
cash and cash equivalents	$153	$(117)	$270	176%
Net Cashflow	$(2,287)	$(1,673)	$(614)

Operating Activities

Our operating activities resulted in a cash outflow of US$3.3 million in the nine months to September 30, 2009, which primarily was a result of the net losses we recognized during this period offset by movements in current assets and current liabilities. The difference between our net income and our net cash provided by operating activities was attributable to non-cash expenses included in net income and to changes in our operating assets and liabilities, as presented below.

	Nine Months ended September 30
(amounts in thousands US$)	2009	2008
Net Income (Loss)	$(6,968)	$(3,274)
Add: non-cash expenses	$6,419	$1,618
Deduct (Add): changes in operating assets	$(1,485)	$839
Add (deduct): changes in operating liabilities	$(1,553)	$3,143
Add (deduct): changes in long term liabilities	315	-
Net Cash provided by operating activities	$(3,273)	$2,326

Non-cash expenses in the nine months to September 30, 2009 amounted to US$6.4 million and related to a bad debt provision of US$1.7 million, depreciation and amortization costs of US$1.3 million and amortization of debt costs of US$3.1 million and a foreign exchange gain on of US$1.4 million.  These were offset by our earnings from our Italian joint venture of US$ 1.1 million.

In the nine months to September 30, 2009 cash outflows from assets increased approximately US$1.5 million as a result of an increase in inventory of approximately US$0.1 million, an increase in other receivables of approximately US$0.6 million, and an increase in receivables from our Italian joint venture of $3.5 million; offset against a decrease in accounts receivable of approximately US$2.7 million.

In the nine months to September 30, 2009 cash inflows from operating liabilities decreased by US$1.5 million mainly as a result of an increase in accounts payable of approximately US$0.2 million, offset by a decrease in accrued expenses of approximately US$1.1 million, a decrease in customer deposits of $0.3 million and a decrease in deferred revenue of $0.3 million.

In the nine months to September 30, 2009 cash outflows from long tern liabilities were as a result of an increase in long term tax liabilities of $0.3 million.

Investing Activities

For the nine months ended September 30, 2009, the total cash outflows in investing activities were approximately US$2.7 million, an decrease of approximately US$0.3 million, or 12 percent, from approximately US$2.4 million compared with the same period in 2008. Cash outflows for the nine months ended September 30, 2009 in relation to intangible assets amounted to approximately US$1.9 million compared with US$1.3 million for the same period in 2008. This increase is attributable to the costs incurred in the development of the games for our various markets.

Cash outflows in the purchase of property and equipment were US$0.6 million in the nine months to September 30, 2009, a decrease of US$0.5 million from US$0.1.1million compared to the same period in 2008.

Cash outflows of approximately US$0.2 million for the nine months ended September 30, 2009 related to our loan with Be First Group, Inc.

Financing Activities

For the nine months ended September 30, 2009, cash inflows from financing activities were approximately US$3.5 million compared to outflows of $1.5 million in the same period in 2008.  Cash inflows in 2009 related to new financing received by the group in 2009.

FINANCIAL CONDITION – September 30, 2009

				%
	September 30,	December 31,	Variance	Change
(amounts in thousands US$)	2009	2008	2009 vs 2008	2009 vs 2008
Total Assets	$16,637	$18,947	$(2,310)	-12%
Total Liabilities	$30,555	$33,590	$(3,035)	-9%
Total Equity	$(13,918)	$(14,644)	$725	-5%

Total Current Assets	$9,542	$14,575	$(5,033)	-35%
Total Current Liabilities	$7,150	$15,549	$(8,399)	-54%
Net working capital	$2,392	$(974)	$3,366	-346%

At September 30, 2009, we had negative net assets of US$14 million and positive working capital of US$2.4 million.

Total liabilities decreased US$3 million, or 9 percent, between December 2008 and September 2009 due to the debt for equity exchange whereby Austrian Gaming Industries GmbH agreed to convert outstanding accounts payable of US$6,378,526 to equity; this is offset by the additional loan raised with Austrian Gaming Industries GmbH for $2,000,000 in addition to the increase of Convertible Debentures.

The increase in shareholders’ equity reflects the loss for the period of US$7 million plus the comprehensive foreign exchange loss of US$1.3 million offset against the debt equity swap and common share issue which generated an increase in paid up share capital of US$10 million .

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with unconsolidated entities or other persons.

 Purchase Commitments

From time to time, we enter into commitments with our vendors to purchase inventory at fixed prices or in guaranteed quantities. We were not party to any firm commitments as of September 30, 2009.

Capital Expenditure and Other

During the nine months ended September 30, 2009, the net value of fixed assets increased by US$0.2 million, as compared to December 31, 2008.

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

Subsequent Events

Change of ownership

On October 1, 2009, Octavian Latin America S.A., incorporated on July 22, 2005 in Colombia, became a wholly owned subsidiary of Octavian International, Ltd. Due to corporate governance changes companies in Colombia no longer require a minimum of five shareholders.

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

Inventories

Inventory is stated at the lower of cost or market value. Cost is determined using the first in, first out method. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower.  An allowance is made for all inventories held for more than one year.

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

Unearned Revenue

Unearned revenue represents goods invoiced before year end but not delivered and therefore not included in revenue. These goods will be released into revenue once it is delivered. As at September 30, 2009 and December 31, 2008 unearned revenue amounted to US$605,797 and US$845,057 respectively.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the nine months to September 30, 2009 and 2008 were US$55,899 and US$89,328 respectively.

The Company utilizes SFAS No. 109 (ASC 740), “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB Interpretation No. 48 (ASC 740), Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, the company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of the implementation of Interpretation 48, the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items are components of comprehensive income. The functional currency of the Company is British Pound. Translation loss of US$1,348,280 and gain of US$1,164,010 for the nine months ended September 30, 2009 and 2008, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.

Statement of Cash Flows

In accordance with Statement of Financial Accounting Standards No. 95 (ASC 230), “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Minority Interest

In order to comply with Colombian law, a company needed to have a minimum of 5 stockholders, with a maximum stockholding of not more than 95% by any individual stockholder. The 4 external stockholders in the Colombian registered entity (Octavian Latin America SA) had a combined 10.3% stockholding in that company. The equity in the non-controlling interest in the Colombian entity has been classified as “Minority stockholders’ interests” in the accompanying consolidated balance sheets. Changes in equity in non-controlling interests arising from results of operations have been recorded as “Outside stockholders’ interests” in the accompanying consolidated statements of operations and other comprehensive income.

Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”) (ASC 280), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a Company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has determined that it has 3 reportable segments: Octavian Europe, Octavian CIS, and Octavian Latin America (See Note 17 of the Financial Statements.)

Fair value of financial instruments

On January 1, 2008, the Company adopted SFAS No. 157 (ASC 820), Fair Value Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

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

As of September 30, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Recent Pronouncements

In June 2009, the FASB issued SFASB No.167, Consolidation of Variable Interest Entities, which changes the consolidation rules as they relate to variable interest entities. Specifically, the new standard makes significant changes to the model for determining who should consolidate a variable interest entity, and also addresses how often this assessment should be performed. The statement is effective as of the beginning of each reporting’s entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating both the timing and the impact of adoption of this standard on its consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. Specifically, when a quoted price in an active market for the identical liability is not available, the new standard requires that the fair value of a liability be measured using one or more of the valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. This standard is effective in the first reporting period beginning after issuance. We do not expect the adoption will have a material impact on our consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, which amends ASC Topic 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in the fiscal year beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating both the timing and the impact of the pending adoption of the ASU on its consolidated financial statements.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of September 30, 2009 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of September 30, 2009, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The Company was a “shell company” (as defined in Rule 12b-2 under the Exchange Act) until it consummated a “reverse merger” transaction on October 30, 2008, at which time it became subject to Section 404 of The Sarbanes-Oxley Act of 2002.  From October 30, 2008 through September 30, 2009 we had limited resources for implementing effective internal control procedures over financial reporting.

The SEC defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s assessment identified the following weaknesses in the Company’s internal control over financial reporting as of September 30, 2009:

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

None.

Item 1A. Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

On October 30, 2008 AGI restructured €8 million  (USD $10,566,427 at December 31, 2008 based on the December 31, 2008 exchange rate of €1=USD $1.4095 ) into a four-year loan (the “Loan Agreement”), which accrues interest at a rate of three-month USD LIBOR plus four percent (4%) (capped at a maximum rate of eight percent (8%)) per year, and is payable in equal monthly installments of €166,667 (USD $220,134 based on the March 31, 2009 exchange rate of €1=USD $1.3208) over a period of 48 months, commencing on October 30, 2008. As security for the obligation, the Company granted AGI a security interest in all intellectual property rights (including rights in software) in certain of the Company’s intellectual property, including the source and object code for the Company’s Accounting, Control, and Progressives product; the Company’s Maverick product and any modifications; and the Company’s Maverick games and any modifications, ExtraCash and Advanced Gaming Engine, along with all related materials (the “IP Rights”).  The Company had not paid the monthly installments due in March and April 2009 and was technically in default of the Loan Agreement.  With the agreement of AGI these installments were brought up to date immediately following the new private placement which closed on May 14, 2009 and the Company was no longer in default.  For a more detailed discussion of the new private placement, please see the Form 8-K filed with the SEC on May 20, 2009 and incorporated herein by reference.

The Company had not paid the monthly installments due in June and July 2009 and was technically in default of the Loan Agreement.  On August 4, 2009, the Company and AGI amended the loan agreement (the “Amendment Agreement”).  Pursuant to the Amendment Agreement, monthly payments to be made under the Loan Agreement were suspended for a period of twelve (12) months, beginning on June 30, 2009 and ending on May 31, 2010, effectively extending the term of the Loan Agreement from 48 months to 60 months and, as of the date of this filing, the Company is no longer in default.  For a more detailed discussion of the Amendment Agreement, please see the Form 8-K filed with the SEC on August 7, 2009 and incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

Change of Control

On November 12, 2009, the Company received notification from AGI that it has transferred all of its Common Stock to Mr. Charles Hiten, a member of our Board of Directors and an affiliate of AGI.  As a result of such transfer, Mr. Hiten is the beneficial owner of approximately 50.8% of our Common Stock.

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

OCTAVIAN GLOBAL TECHNOLOGIES, INC.

Date: November 16, 2009	By:	/s/ Harmen Brenninkmeijer
Name: Harmen Brenninkmeijer Chairman and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: November 16, 2009	By:	/s/ Peter Brenninkmeijer
Name: Peter Brenninkmeijer Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)