Form 10-K
period 2009-12-31
Octavian Global Technologies, Inc.
filed 2010-03-31
CIK 1414490

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 333-146705

Octavian Global Technologies, Inc.

(Exact name of registrant as specified in its charter)

Nevada	01-895182
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

PMB #292, 502 E. John Street, Room E
Carson City, NV 89706

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 30, 2010, there were 10,751,378 shares of common stock, par value $.001, outstanding.

OCTAVIAN GLOBAL TECHNOLOGIES, INC.

FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2009

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

GENERAL

Background

The Company was incorporated in the State of Nevada on April 19, 2007 under the name House Fly Rentals, Inc. (“House Fly”), as a development stage company to create a web-based service that lists properties across multiple market areas that are available for rental.  Immediately following the Share Exchange, as defined herein – “ Share Exchange and Related Transactions ,” House Fly purchased Octavian International Limited., a company incorporated in England and Wales and a wholly-owned subsidiary of House Fly, with House Fly being the parent corporation (the “Subsidiary Merger”).  Immediately following the Subsidiary Merger, House Fly changed its name to Octavian Global Technologies, Inc. (“Octavian Global”).

Octavian International Limited

Octavian International Limited (“Octavian International”), our wholly-owned subsidiary, was incorporated in England and Wales on March 23, 2001 under the name Eachway Limited. On April 4, 2001, Octavian International’s name was changed to Octavian Projects Overseas Limited and then to its current name, Octavian International Limited, on May 11, 2001. Octavian International currently has the following directly or indirectly wholly-owned or controlled and consolidated operating subsidiaries:

•	Octavian de Argentina S.A. (formerly Argelink SA), a corporation formed under the laws of Argentina;

•	Casino Amusement Technology Supplies Limited (“CATS”), a corporation formed under the laws of England and Wales;

•	Octavian International (Europe) Limited, a corporation formed under the laws of England and Wales;

•	Octavian International (Latin America) Limited, a corporation formed under the laws of England and Wales;

•	Octavian Latin America SAS, a corporation formed under the laws of Colombia;

•	Octavian SPb Limited Partnership, a partnership formed under the laws of Russia;

•	Atlantis Limited Company, a limited company formed under the laws of Russia;

•	Octavian Rwanda Ltd., a company incorporated under the laws of the Republic of Rwanda.

•	Octavian Italy Srl, a company formed under the laws of Italy (50% owned);

•	Octavian Germany Limited, a corporation formed under the laws of England and Wales (51% owned); and

•	Octavian Germany GmbH, a wholly-owned subsidiary of Octavian Germany Limited and a corporation formed under the laws of Germany (51% owned).

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

Concurrent with the closing of the Share Exchange, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors and closed a private placement offering pursuant to which it raised gross proceeds of $13 million and, among other things, issued and sold convertible debentures (“Debentures”) with an aggregate principal amount of US$14,285,700 convertible into shares of the Company’s Common Stock (“Conversion Shares”) at an initial conversion price of US$3.10, subject to adjustment other than for the reverse stock split discussed below  (the “Private Placement”).  Additionally, investors in the Private Placement received Common Stock purchase warrants to purchase up to an aggregate of    4,193,548 shares of Common Stock (2,096,774 shares at an initial exercise price of $3.10 per share for 5 years and 2,096,774 shares at an initial exercise price of $4.65 per share for 7 years, which exercise prices and the number of shares exercisable thereunder are subject to adjustment other than for the Reverse Stock Split discussed below (the “Warrants”)) and an aggregate of 4,624,327 shares of Common Stock (the “Shares”, together with the Debentures and Warrants, are sometimes referred to hereafter as the “Private Placement Securities”). Austrian Gaming Industries GmbH (“AGI”), Octavian’s principal supplier of casino gaming machines and a holder of 35 percent of Octavian’s capital stock prior to the Share Exchange, participated in the Private Placement by investing US$5 million. The net proceeds received by Octavian Global after the payment of all offering expenses including, without limitation, legal fees, accounting fees and cash commissions paid to certain finders was US$10,199,812.64 (For a more detailed description of these fees, please see Section 13 titled “Certain Relationships and Related Transactions, and Director Independence – Private Placement,”).

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

Our website is www.octavianinternational.com. The website is not part of this annual report. Our principal corporate executive offices are located at Bury House, 1 – 3 Bury Street, Guildford, Surrey GU2 4AW, UNITED KINGDOM and our telephone number is: +44 1483 543 543.

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

OctaSystems

Our OctaSystems business sector is comprised of two main products, our casino management system and our downloadable games systems.

Casino Management Systems

 Octavian’s Symphony CE (Casino Edition) is a complete casino management system for slots and tables management either within a single casino or globally over multiple venues. This complete end-to-end solution covers all basic casino procedures: slots, tables, cash desk, registration, reception, security, loyalty, marketing and more. Symphony CE is designed to interface with the machines of virtually all other gaming manufacturers, as well as with other systems such as Point-of-Sale, signage and kiosks.

We provide a complete range of services from consulting, through design, procurement, installation, training and operational support for the management of casinos. Our extensive global infrastructure is both flexible and scaleable, providing customer support 24 hours a day and 7 days a week.   We believe that the flexibility and scalability of a single system that manages both slots and tables and the levels of reporting and business intelligence that can be gained from this system distinguishes us from others in the gaming industry.

Symphony CE currently connects and supports approximately 7,800 machines worldwide, although prior to the closure of the Russian and Ukrainian markets in July 2009, over 30,000 machines were connected.

A primary benefit of our casino management system platform is that it allows casino operators the ability to control financial activities, allowing them to reduce the possibility of fraud and theft and comply with national or local legislation, that is increasingly being introduced in many countries. In addition, our systems have advanced data extraction and data warehouse capabilities to enable operators to generate reports that allow for an in-depth, real-time understanding of player profiles and business performance and to utilize data for targeted marketing campaigns across multiple locations. The control functions of the casino management system increase availability of machines and reduce down time by immediately identifying machines in need of service and notifying the operator’s service crew automatically. In our experience, developing such a networked gaming system is cost prohibitive for most medium to small operators. We believe that our competitive advantage is that we become an integral part of a gaming operator’s already existing information technology (“IT”) infrastructure, with the aim to increase efficiency and profitability.

Symphony CE (Casino Edition) – our end to end Casino Management System

Our most comprehensive system offering is our Symphony CE system.  Symphony CE is our complete end to end system and covers and links together slot machines, gaming tables, the cash desk, player registration, reception, security, loyalty systems and marketing.

For clients that do not wish to have an end to end system but rather seek specific functions within our end to end system, we are able to deliver such functions modularly, from our end to end system and have the ability to ‘switch-on’ additional functionality of the Symphony CE system at a later point without major changes to the infrastructure.  Our modular systems include Octavian ACP, Octavian GateManager™, Octavian CashManager™ and Octavian Business Intelligence Manager.

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

Symphony CE System Add-ons.  Within Symphony CE we can also offer optional add-on features that enhance the functionality of the system such as cashless operations that allow players to use a pre-paid “Smart” or RFID card that enables players to play games to accumulate bonus points and gain automatic entry into a bonus jackpot draw, whilst this also allows operators Player Tracking and the ability to build strong profiles of their players and their habits and behaviour. TITO (Ticket In Ticket Out) is also available as an add-on to provide even more flexibility.

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

Symphony VE (VLT Edition)
The latest addition to the core Symphony framework infrastructure is Symphony VE (VLT Edition) which has been created as a response to the regulations of the Italian market, but which can be deployed in other similar markets. As well as providing flexible monitoring, accounting and reporting functions to control gaming machine operations, the Symphony VE system offers significant scope for business development through player tracking and wide-area multiple progressive jackpots, like Symphony CE

However, the system enables venues to offer games content from Octavian, as well as connect game servers which supply games from major games brands serving the market, via interfaces that ensure that all company sensitive material such as games math is not accessible to any other party other than the game originator. This allows a multitude of games to be run and updated on a single system, with lower ongoing maintenance.

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

OctaSystems generated 33.7% of our consolidated revenues in the year ended December 31, 2009. As part of our business strategy, it is our goal to grow our OctaSystems business so that it comprises a significant percentage of our revenues going forward.

 OctaGames

We have a portfolio of almost 100 games sold globally. We believe our OctaGames business has developed a reputation for developing games that are especially popular in emerging markets and known for their advanced graphics and attractive user interfaces. We support a wide variety of games which are tailored for electronic gaming machines (“EGMs”) and amusement with prizes machines (“AWPs”). EGMs are commonly known as slot machines and are casino gambling machines with three or more reels which spin when a button is pushed, while AWPs, which are popular in arcades, bars and restaurants throughout Europe, incorporate more limited payouts than slot machines with features that allow players to exercise some form of skill and strategy, such as video poker.  We deliver our games through: (i) a complete machine with the games software installed on the board running on a terminal; (ii) game software installed on the board that can then be inserted into third party machines – Octavian game kits; or (iii) software form only, allowing a manufacturer to operate our games on its own games board. Our game kits are predominantly sold in the Italian market but are increasing in popularity in Latin America, especially Colombia and Argentina.

Previously, Octavian’s business strategy had included the development and sale of our own EGMs, the Maverick 1000.   After no more than nominal sales of the “Maverick ®,” we decided to terminate our efforts to develop our own EGMs and continued to focus on the distribution of third party EGMs.Recently launched, the Maverick 3000 is an Octavian-branded version of the top-selling Novomatic FV 623 Gaminator® video slot cabinet with proven Novomatic hardware and Octavian games board and gaming content, together in one highly affordable package.

OctaGames generated 48.8% of our consolidated revenues in the year ended December 31, 2009. As part of our business strategy, it is our intention to grow our OctaGames business so that it comprises a significant percentage of our revenues going forward.

OctaLotto

Our OctaLotto business line has developed the SymphonyTM LE platform which provides lottery systems and solutions for state and local lotteries, especially in emerging markets. We develop systems and game content and provide complete end-to-end lottery solutions, from consulting and set-up, to systems implementation and supplier management, as well as marketing, training and ongoing support.  The Symphony TM LE platform has been developed specifically for lottery, video lottery terminals and downloadable games operations. However, for each opportunity we look for the best-fit solution – considering other 3rd party solutions. Since December 2008 we have been operating a nationwide lottery for Rwanda for which we used a system supplied by Schenzhen G-Lot Technology Ltd., a Hong Kong based company (“G-Lot”).

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

We added the OctaLotto business sector to our core business in the fourth quarter 2008 following which we incorporated a new subsidiary, Octavian Rwanda Ltd, on February 26, 2009, to take advantage of a 10 year license for operating the national lottery of Rwanda.

OctaLotto generated 2.7% of our consolidated revenues in the year ended December 31, 2009. As part of our business strategy, it is not our intention to grow our OctaLotto business to any significant level going forward.

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

During 2009, we offered products from the following third party suppliers:

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

International Game Technology (IGT)

We have distributed gaming products for International Game Technology (“IGT”) since 2005.  The agreements to distribute IGT gaming machines (including slot machines and other video gaming terminals) in Russia and IGT EZ Pay® to selected markets across Europe, North Africa and the CIS expired in 2009.   In October 2009 Octavian signed multiple agreements with IGT on behalf of the IGT/MGM/Bally cashless consortium. The agreements give Octavian its own licences to use the consortium's Cashless patents in the Octavian TITO product.

Until January 29, 2009 we had an agreement with TableMAX Holdings, LLC to distribute, install and support TableMAX Electronic Table Games systems globally, with the exclusion of the North American Free Trade Agreement member countries. That agreement has been terminated and we no longer have any rights or obligations under the agreement.

OctaSupplies generated 14.7% of our consolidated revenues in the year ended December 31, 2009. In the event that our business strategy to grow our OctaSystems and OctaGames businesses succeeds, our OctaSupplies business will continue to comprise a significantly lower percentage of our revenues going forward.

BUSINESS STRATEGY

Our current focus is to continue the growth of our proprietary systems and games business and reduce our reliance on offering third party products. Octavian has made significant investments over the past few years to develop our own innovative gaming products as well as systems infrastructure to provide hosted solutions. We intend to leverage these investments to produce a sustainable recurring revenue model with increased profitability.

We are currently executing the following initiatives to drive further expansion and profitability:

•
Expand our Operations Outside Russia. Following the imposition of significant restrictions on gaming in Russia from 1 July 2009, our  growth strategy is to derive a significantly lower percentage of our revenues from Russia and from our OctaSupplies business. To date, we have been largely dependent on revenues generated from our operations in Russia, but we have worked to expand our operations in other markets and we continue to develop a more geographically diverse business in order to minimize our exposure to volatility in any one market.

•
Increase Proportion of Recurring Revenues and Long-Term Contracts. We have repositioned our business to increase our recurring revenue from our OctaSystems and OctaGames business lines. We plan to increase sales of our OctaSystems, and OctaGames products and services, as we believe that these will provide us a stronger base of recurring revenues, because of the higher margins that we recognize on these products and services. We believe this will provide a more predictable revenue stream with higher margins, improving financial viability, although we cannot assure you that we will be successful in achieving these results.

•
Increase Focus on Casino Management System. Currently we connect approximately 7,800 machines worldwide – almost 30,000 prior to the closure of the Russian and Ukrainian markets – and we believe that, based on internal market research, there is an estimated global market opportunity of at least two million machines that are still not linked to a casino management system that could benefit from our systems. Regulators in our target markets have recently signaled greater interest in instituting legislation that would require gaming machines to be electronically connected with a casino management system in order to ensure that all transactions and income are monitored, primarily for tax purposes. Because of our ability to connect other manufacturers’ products to our systems, our goal is to capture a greater market share of the gaming machines that are still offline. Our systems allow casino operators to link machines from multiple manufacturers, which we believe differentiates our service from others in the gaming industry. In addition, we believe that we are well equipped to provide gaming infrastructure for both large and small gaming customers.

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

•
Expand Product Reach. We plan to enter rapidly growing, emerging markets in Asia and expand in the more regulated areas of Latin America and Europe. Previously, the Company has focused on less regulated, emerging markets, where regulatory approval was not required. We are moving into other markets that may have other regulations. As part of that move, to the extent that these markets have more stringent regulatory requirements, we may obtain approvals and certifications to facilitate compliance with these regulations, such as obtaining certification from Gaming Laboratories International (“GLI”). For a description of GLI certification, please see the section titled “Business – Regulation”.  We plan to continue developing partnerships with companies more familiar with local regulation, culture and methods to expedite entry into countries that currently allow gaming and those that may permit gaming in the future.

•
Continue Focus on Emerging Market Opportunities. We have been an early mover in nascent gaming markets. We have invested significant time over the last three years establishing relationships with customers and partners in Asia and other emerging markets, including Africa. We believe that these relationships will assist us in being a first mover in these markets.

•
Consolidate the Brand. We believe that the Octavian brand is well recognized in Latin America, the CIS, Europe and increasingly in Asia. As we expand into other markets such as Africa, we intend to increase our marketing activities, in order to promote the brand both at the local and global levels. With exposure at industry events and within trade publications, our goal is for our brand to be recognized as one that provides a full suite of leading systems infrastructure, games and supplies.

•
Expand through Strategic Acquisitions. Historically, we have grown both organically and through acquisitions. We believe there exist numerous opportunities to acquire companies with valuable technology and relationships. With further strategic acquisitions and other business partnerships, we believe that we will be able to expedite entry into new geographic territories and strengthen our product offering in emerging market sectors that we believe are fast growing.

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

Russia and the Commonwealth of Independent States (“CIS”)

We commenced our operations in Russia and the CIS countries in 2001. We provided our ACP system and all technical support to one of the first major gaming operators in Russia and the CIS countries. We expanded our presence in the market by providing services to other gaming operators. We also expanded our product and service offerings to include the distribution of third-party products and our proprietary games. We have an office in Russia: our St. Petersburg office focuses on our OctaSystems, OctaGames, and OctaLotto business lines, research and development, and the operation of one of our global data centers.

Historically, Russia and the CIS countries has been our most significant market, representing 73.1% of our revenues in 2007 and 75.9% of our revenues in 2008. On December 29, 2006, the Russian government enacted legislation (No. 244FZ) that immediately restricted the number and the size of sites that can offer slot-machine operations. In addition, casinos would be limited to four geographic zones after July 1, 2009, and only gaming operators meeting certain specified revenue and assets thresholds would be permitted to operate casinos in these regions. This legislation effectively capped the market and caused a number of gaming suppliers to exit the marketplace. The legislation resulted in a reduction in our revenues from business in Russia and the CIS countries of approximately US$37.0 million (or 68 percent), from US$54.4 million in 2006 to US$17.2 million in 2007.  In 2008, our revenues in Russia and the CIS countries increased to $30 million in the wider expectation that the implementation of the legislation would be delayed or softened.  However, the full force of the legislation was enacted on 1 July 2009 resulting in our revenues in the CIS countries fading to close to nil after 1st of July 2009.  This led to the decision to close the Moscow office which was solely involved in the OctaSupplies business line.  Our St Petersburg office, in addition to being our research and development centre will serve as our base of operations for our activities in other CIS countries. Our long-term strategy is to diversify our business by increasing the amount of business we do in the CIS countries beyond Russia and into Armenia, Belarus, Georgia, Kazakhstan, Kyrgyzstan and Moldova.

The Ukraine also restricted gaming in mid 2009 and we therefore closed our sales and support office in Kiev.

Latin America and the Caribbean

Latin American and Caribbean markets show significant growth opportunities for the gaming industry. Legalized gaming is established in approximately 45 territories in this region, which we define as the Caribbean island nations, Mexico, Central America, and South America, with a market for machines in the following categories:

•	Slot halls;

•	Lotteries;

•	Casinos; and

•	Bingo operations and arcades.

We believe that Colombia, with approximately 69,000 machines in 2009 is an important market which offers potential growth opportunities.  We expect legislation to be passed this year that will require gaming operators to link their machines to a centralized system. This legislation is currently being discussed, but we expect it to become effective sometime in 2010. Historically, lottery games have received greater acceptance than slot machines and other casino-related gaming machines, but we believe that support for casinos recently has grown, based on the number of well-known operators that have entered the market. Although the size and timing of market growth remain uncertain, we anticipate that opportunities will develop over the course of the next few years.

We believe that Peru is another important market in this region, which also provides opportunities for growth.  After the crackdown of illegal operators in Peru, gambling revenues have increased to US$452 million for 2009. There are currently more than 60,000 slot machines distributed in more than 700 venues. . The Ministry of Tourism is set to implement a control system in July 2010 to tighten controls over slot machine gambling and certify gaming operators in Peru.  If it passes, this legislation could increase our opportunities for growth in Peru over the next several years. We believe that certification by the Ministry of Tourism will increase the confidence of gaming companies and consumers in gaming operations, leading to more investment in gaming operations in Peru. We currently have 19 games certified for the Peruvian market, which has certification rules that are different than those of most other countries and uses its own local laboratory for game testing and certification.

Mexico first allowed casinos to begin operations in 2006, and the Mexican gaming industry generated approximately US$2 billion in revenue that year. We believe that Mexico will continue to be one of the fastest growing territories in Latin America, because new casinos could attract visitors from the United States as well as from Mexico. Based on our own internal research, we believe that there are currently approximately 90,000 machines in Mexico. We currently have 180 machines connected in Mexico and expect further installations to be completed in 2010.

Argentina has the most expansive gaming market in these regions and there are currently more than 80 casinos, 150 bingo halls, approximately 35,000 gaming machines and 1,200 roulette tables operated in the country. The gaming sector revenues in 2007 reached approximately US$2.5 billion.  The country is divided into 23 provinces and each have there own autonomy to regulate their gaming industry within its jurisdiction.  We operate a data center in Argentina, and we also continue to increase our share of machines connected through competitive pricing and established relationships with gaming operators.

We have a facility in each of Bogotá, Colombia and Buenos Aires, Argentina. Each of these locations hosts a global ACP data center, and we also conduct software research and development at our Buenos Aires location. Our Latin America and Caribbean operations encompass Brazil, Mexico, Argentina, Venezuela, Chile, Colombia, Peru, Puerto Rico, Ecuador, Guatemala, the Dominican Republic, Costa Rica, Trinidad, Tobago, Uruguay, El Salvador, Panama, Bolivia, Jamaica, Honduras, Paraguay, the Bahamas, Nicaragua, Haiti, Barbados, Suriname, Belize, Antigua, Barbuda and Saint Lucia.  These operations contributed 22% of our revenues in 2009 and 17.1% of our revenues in 2008. We currently operate our Caribbean operations out of our office in Bogotá, Colombia. We derive our revenue in this region from our OctaSystems, OctaGames, and OctaSupplies business groups.

Europe

This region includes 21 countries, with an estimated total gaming market of US$28.4 billion in 2007 including approximately two million gaming machines. It encompasses:

•	Casinos;

•	Slot halls and arcades; and

•	Non-casino environments such as restaurants and pubs.

Germany had a total gaming market of approximately US$4.4 billion in revenue in 2008, with approximately US$1 billion for casinos revenue. We have a joint venture in Germany with an established distributor in that market to sell games we are developing for the German market.  As of March 2010, there were 143 casinos and approximately 235,000 machines in Germany.

Italy’s market includes approximately 300,000 machines and revenue of approximately $1.5 billion in 2007. A change in the legislation to a more regulated Comma6A standard meant that these machines needed to be upgraded or replaced by 15 December 2009.  Octavian Italy was set up in order to exploit these sales conditions by developing new games in Octavian’s St Petersburg office specifically for sale in the Italian market; to date 11 games have been approved for the Italian market.  However, the introduction of the new Comma6B law in Italy was brought forward as the Italian government needed the revenues from the sale of the licenses in order to fund the reconstruction of the area around the town of L’Aquila which was hit by an earthquake in April 2009.  Each new machine in the market for Comma6B generated US$21,500 for the government, in license fees payable in advance.

As new machines (Comma6B) with a higher payout are due to enter the market, the operators are reluctant to invest in Comma6A games. This has a negative effect on Octavian Italy’s revenues and stock levels. The early introduction of Comma6B rules left the operators uncertain as to their situation and as result operators are delaying ordering Comma6A games.

 Although France’s total gaming market includes approximately 190 casinos, French legislation makes it extremely difficult to obtain gaming distribution licenses. Because of the stringent regulatory requirements, we do not currently pursue gaming opportunities in France.

Romania has one of the most extensive gaming markets in Eastern Europe. As of 2009, there were more than 20 casinos and approximately 50,000 slot machines in the country. A new gambling act was passed on June 26, 2009 to tighten control and connect every slot machine to a system.

The Greek government hopes to raise an extra US$573 million by regulating slot machines and is anticipated to open in 2010. Octavian anticipates establishing an office in Thessaloniki, Greece, should conditions in the local gaming market improve sufficiently to support a minor office.

Octavian currently does most of its business in Europe in Romania, Italy and Germany. Our European operations represented approximately 37% of our revenues in 2009, compared to 7.0% of our revenues in 2008.

Africa

Gaming in Africa is becoming more prevalent. About 30 countries possess casinos and gaming machines. In 2009 there were approximately 29,000 regulated machines in the entire African market. South Africa is the largest market in the region, with more than 40 casinos and approximately 38,000 slot machines.  It is highly regulated, and we also believe currently there is only a limited opportunity for new operators to enter the South African market at this time due to this strict regulation. We believe that the next two largest markets are Morocco (725 machines) and Kenya (720 machines), both of which are small but, we believe, growing gaming machine markets.

In Rwanda we have an exclusive license from the Rwandan regulatory body to administer and operate Rwanda’s lottery through to 2019.  We are distributing lottery terminals, establishing a distribution network, administering control procedures for the collection of receipts and payment of jackpots and marketing Rwanda’s lottery system, on an exclusive basis, throughout the term of the license.  We are in discussion with the Rwandan mobile networks over plans to sell tickets as part of credit top ups, as the large majority of mobile phones are pre-paid and an SMS system has been fully tested and is ready to launch. Additionally, we have an exclusive license from the Rwandan regulatory body to operate gaming machines, sports betting and horse racing in Rwanda through 2014, which includes the right to extend through to 2019.

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

The first Symphony CE installation in Africa will be completed by the end of Q1 2010 in Lusaka, Africa – monitoring slots and tables.

Asia Pacific

Most Asian countries have some form of gaming, including casinos, lotteries, and hotel and club gaming. The largest markets are Macau (part of the People’s Republic of China), who posted gaming revenue of $US1.42billion in December 2009, which was up 48% from the same month the previous year. Australia, South Korea and Malaysia markets are also expanding in terms of revenue.

We anticipate growing demand in this region for casino management systems as Symphony CE’s slots and tables management is well suited for this market, especially with its junket management and capability to run wide area jackpots. The Philippines, together with Singapore, Cambodia and Vietnam, where major development projects are set for completion in 2010, are seen as key markets for Octavian.

The Philippines has approximately 7,000 slots machines and 700 tables generating $US2billion each year. We have spent considerable time in this marketplace in the second half of 2009 and will complete our first two installations of Symphony CE at the end of Q1 2010.

Gaming was approved in Singapore in 2005 and according to Deutsche Bank, is the second most lucrative gaming market in Asia after Malaysia, due to its low gaming tax rate of 9%. In January, 2010 Genting Group opened the first casino resort in Singapore and this will be quickly followed by the launch of a new casino resort by Las Vegas Sands.

We have also recruited a permanent Sales Consultant based in Macau, to position us well to form relationships with operators and show our commitment to the Asian marketplace as well as starting to work closely with an Asian team of technicians to provide local language support to our newest customers in the Philippines.

MARKETING AND SALES

Octavian primarily markets and sells its products and services through its direct and indirect sales staff (direct sales staff sell to end users, while indirect sales staff is comprised of sales managers who occasionally become involved in direct sales) and senior management, who are located in each of our global locations. As of March 30, 2010, we retain 8 direct and indirect sales representatives. The sales and marketing group is supported by a technical and project management team throughout the sales process.

Our sales process takes place throughout our year and can range from proposals for a small quantity of units to several hundred units. The duration of the sales process varies depending on the type and scale of products and services required, ranging from days for most games and machines, to as long as a year for a highly customized management  system. Typically, a potential systems customer will participate in a formal evaluation and selection of a system vendor.

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

Key sales personnel have already and will continue to attend other exhibitions and conferences, including AmEx (Dublin), GEM (the Philippines), BEGE (Bulgaria), Preview (London), among others, in order to meet with existing clients and to follow up on leads generated from other shows and general activities.  In total, we expect to be represented at over 30 international shows throughout 2010.

In addition to attending industry tradeshows, our Chief Executive Officer, Harmen Brenninkmeijer, is a regular speaker and moderator at tradeshow symposia and is on the advisory panel for the G2E tradeshows.

To maximize our brand exposure internationally, we have secured exclusive agreements with publications including:

1.
We are the official sponsor of G3 magazine’s semi-annual market reviews – 2009 included an update on Europe and Latin America plus an in-depth overview of the Asian gaming market. G3 is a major industry publication published monthly by HP Publishing Limited and also distributed at major tradeshows. Because of Octavian’s sponsorship of the market reviews, our brand name and logo appear on every page of the issue devoted to the market report; the entire inside cover page is devoted to Octavian advertising and two additional advertisements for Octavian products and services appear in the front part of the issue.

2.
We have sponsored the Casino International wall calendar for calendar years 2008/2009, and we have secured a similar arrangement for 2009/2010. The printed calendar is mailed to almost 5,000 subscribers worldwide and emailed in digital format to another 3,500 online subscribers.

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

Sales Structures

OctaSystems

OctaSystems sales generally are structured in three ways. The first structure involves the customer purchasing the hardware and then paying a monthly license fee per machine for use of the software. These contracts are generally three years or longer in length, with varying fee structures. The second structure involves the customer purchasing the hardware and system outright for a one-time fee plus an ongoing service package from Octavian for support and software updates. Under this structure, the software remains the property of Octavian, and the customer uses components of the hardware to interface its machines to the  Symphony CE system. While it is possible for a customer to purchase a system from us without ongoing support, it is extremely rare and we recommend the purchase of ongoing support to all of our customers. The third structure involves the customer purchasing the hardware and then paying Octavian a fixed percentage of the customer’s revenues for a contract period of 3 to 10 years. Under this structure, contracts sometimes provide that the charge for the system is included in the price of the hardware, in which case we charge a higher percentage of. In each case when there is an ongoing service contract, the customer is invoiced monthly for the appropriate fees.

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

OctaGames

OctaGames sales are generally structured in one of three ways. The first structure involves the customer purchasing a security-protected license for one or more of our games. A fee is charged for each copy of each game.  The second structure involves third-party manufacturers outsourcing to us the development of one or more specific games. When we develop a requested game specifically for a customer, we generally require that a substantial portion of the contract cost be paid upfront and the balance upon acceptance by the customer of the delivered product.  Games can also be charged based on usage.  In this final recurring revenue model a customer will agree to pay a rate; the rate can be a fixed daily rate or based on a percentage of the slot machine’s profit.

OctaLotto

OctaLotto sales typically involve the customer purchasing the hardware and then paying Octavian a fixed percentage of the customer’s revenues (ticket sales) over the life of the system. In the case of Octavian Rwanda Ltd, sales represent ticket sales of the national lottery of Rwanda.

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

In certain cases, the original manufacturers of these products may be competing with us in markets where we also sell their products.

CUSTOMERS

Our customers fall into five broad categories:

(1)	major casino operators who purchase OctaSupplies products, casino management systems (including Symphony CE or Symphony VE), other machines, and games;

(2)	slot halls and other operations who purchase OctaSupplies products, casino management systems (including Symphony CE or Symphony VE), other machines, and games;

(3)	regulatory authorities who purchase and/or accredit casino management systems (including Symphony CE or Symphony VE); and

(4)	lottery operations who purchase OctaLotto services (including Symphony LE (Lottery Edition) and video lottery terminal games).

(5)	The general public in Rwanda who purchase tickets for the national lottery.

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

OctaSystems global competitors include but are not limited to: Aristocrat Leisure Limited, Lottomatica S.p.A. (acquired Atronic in 2008), Bally Technologies, Inc., IGT, and Systems in Progress GmbH (owned by WMS Industries, Inc.). Competition is particularly strong in this market because of the number of providers and the limited number of casinos and jurisdictions in which they operate.

OctaGames global competitors include but are not limited to: Ainsworth Gaming Technology, Aristocrat Leisure Limited, Aruze Corp. (formerly known as Universal Distributing of Nevada), Bally Technologies, Inc., Unidesa Gaming & Systems (part of the Cirsa Group), Franco Gaming, Ltd. (a division of Recreativos Franco), Gauselmann Group, Lottomatica S.p.A. (acquired GTECH Corporation in 2006 and Atronic in 2008), International Game Technology, Konami Co. Ltd., Novomatic Industries (which is controlled by our principal shareholder, AGI), Scientific Games Corporation and WMS Industries, Inc.

OctaLotto global competitors include but are not limited to: Lottomatica S.p.A. (acquired GTECH Corporation in 2006), International Lottery & Totalizator Systems, Inc., IntraLot S.A., Scientific Games Corporation and WIN Systems International Holdings, Inc.

OctaSupplies global competitors include but are not limited to: Ainsworth Gaming Technology, Aristocrat Leisure Limited, Lottomatica S.p.A. (acquired Atronic in 2008), Bally Technologies. Inc., Belatra Co., Ltd., Fortuna Gaming Corp., Franco Gaming, Ltd. (a division of Recreativos Franco), Gauselmann Group, IGT, KARE Technology Company, Konami Co. Ltd., Novomatic Industries and Unicum Gaming (“SmartGames”).

MANUFACTURERS AND SUPPLIERS

We manufacture our hardware products through third-party manufacturers in Russia and Argentina. In Russia, we have outsourced the manufacturing of the ACP components to an aerospace company based in Moscow under a long-term contract that provides for minimum-order quantities, lead times and a maximum manufacture rate that is eligible for increase at our request. In Argentina, we have outsourced the manufacturing of the ACP components to a local manufacturer. We manufacture these components in Argentina for distribution in Argentina and for export, for tax and trade law reasons.

We also purchase certain component parts from third-party manufacturers, such as AGI and FutureLogic, Inc.

In general, we hold some spare parts for the items we manufacture, but we do not hold a material amount of final product. We generally order final product only after we have received a non-refundable down payment from the customer equal to approximately 50 percent of the contract value. If the customer subsequently cancels the order, we retain the down payment and generally are able to transfer the product to another pending customer product. We do not order final products other than in response to specific customer orders.

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

RESEARCH AND DEVELOPMENT

Octavian has made significant investments in R&D, developing advanced technical systems that are required to run and develop global gaming businesses. We employ over 77 employees worldwide in product development in dedicated groups including: specification, design, creation and production of hardware, communications, facilities, software, games design, graphics design, sound and video development, operations, installation and support. We believe that our presence in numerous overseas markets exposes us to local industry knowledge that contributes to our ability to innovate. We believe that one of our competitive advantages is our commitment to constant technological innovation, and we plan to develop new products through a combination of licensing, acquisitions and research activities.

Our primary development and support facility is located in St. Petersburg, Russia, with a secondary facility located in Buenos Aires, Argentina. In addition, we conduct some of our product development through outsourcing arrangements with unaffiliated third parties.

Our R&D team in St. Petersburg has been instrumental in the continual development of our ACP slots management system – a core module of Symphony CE (Casino Edition) and Casino VE (VLT Edition), evolving the product to allow Cashless, TITO (Ticket In Ticket Out), Player Tracking, Bonus Club features and Jackpots management including Wide Area Progressives, which allow players in multiple venues contribute to and play for the same jackpot via any linked machine. The St. Petersburg games department has delivered a portfolio of almost 100 titles comprising slot games, bingo, Keno, amusement with prize machines and downloadable games with varied multi-line options for multiple languages, denominations, countries and jurisdictions. Additionally, our team in St Petersburg is focused on the development of our Server Based (Symphony DE (Downloadable Edition) and LE (Lottery Edition) platform.

Our R&D employees in Argentina are dedicated to customization of the ACP systems for the Latin American market. This team works closely with our St. Petersburg staff on ACP product development..

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

Our intellectual property includes the concepts, designs, features and manufacturing processes associated with our games, systems and machines. We currently hold more than 30 patents in Russia for various games, systems, systems components and processes. Although we no longer have plans to market and sell the Maverick ® electronic gaming machine, we hold trademarks related to the Maverick ® in Australia and the United States.  We also have registered trademarks related to the Symphony TM in the European Union and the United States; trademarks related to Octavian GateManager™ in the European Union and trademarks related to Octavian CashManager™ in the European Union. Additionally we have registered the trademark Renegade™ in the European Union for our latest games board.

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

Neither Colombia nor Argentina directly regulates the gaming industry, but Argentina has begun the process of requiring Gaming Laboratories International (“GLI”) certification for gaming equipment.  The Peruvian gaming authorities require games to be certified for use in that market and we currently have 15 games approved internationally by GLI and 4 games approved specifically by BMM for Peru.

The nature of the industry and our worldwide operations make compliance with these requirements very time-consuming and require extensive resources. Before we initiate business in a given jurisdiction, we review all applicable policies, laws and regulations in order to ensure our ability to comply. In addition, we maintain a close working relationship with GLI throughout our product development process to ensure that our products meet their standards and those of particular markets. GLI is a widely recognized standard-setting and independent testing authority in the worldwide electronic gaming industry. While it is not a certifying authority, it is an independent gaming test house that is accredited by many gaming regulatory authorities throughout the world. GLI is not the only accepted accreditation standard in the world, but we believe that it is the most widely accepted one. Its clients are gaming regulators in jurisdictions all over the world, nearly 400 in all, and its customers are device and system suppliers that require GLI certification to maintain the distribution viability of their products throughout the gaming industry. GLI helps to ensure the integrity of the gaming industry. As a general rule, regulated markets throughout the world require GLI certification for gaming products sold in their jurisdictions.  In unregulated markets, there are both jurisdictions that do not require certification by GLI or any other authority, and there are unregulated markets in which certain customers request products with GLI certification for their own business reasons. Once a gaming product has GLI certification, then, in any jurisdiction that has accredited GLI as a standard-setting body, regulatory approval of that gaming product is automatic. Currently, Octavian’s My ACP system – part of Symphony CE (Casino Edition), P-Box, ExtraCash, and more than 15 games titles meet GLI general global standards.

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

EMPLOYEES

As of December 31, 2009, Octavian employed 176 persons. None of our employees are subject to a collective bargaining arrangement, and we consider our relations with employees to be good. Of these employees, 17 are in management, 8 are in sales and marketing, 22 are in technical support, 77 are in research and development, 17 are in finance, 34 have miscellaneous duties.

RECENT DEVELOPMENTS

Agreements with AGI

Octavian is a non-exclusive distributor for AGI in various countries in Latin America, and CATS is a non-exclusive AGI distributor in Russia and the CIS. As such, AGI was Octavian’s largest supplier and, prior to the closing of the Share Exchange, Octavian had outstanding accounts payables of approximately €18,756,207 as of October 30, 2008 (US$23,979,810.65 based on the October 30, 2008 Exchange Rate of €1=US$1.2785). Pursuant to certain agreements between AGI and Octavian entered into immediately prior to the Share Exchange, AGI and Octavian agreed to the following:

•
AGI converted €4 million (US$5,114,000 based on the October 30, 2008 Exchange Rate of €1=US$1.2785) of accounts payable to it by Octavian into 652 Ordinary Shares of Octavian, representing 35 percent of the outstanding share capital of Octavian.

•
On October 30, 2008 AGI restructured €8 million  (USD $11,466,400 at December 31, 2009 based on the December 31, 2009 exchange rate of €1=USD $1.4333) into a four-year loan (the “Loan Agreement”), which accrues interest at a rate of three-month USD LIBOR plus four percent (4%) (capped at a maximum rate of eight percent (8%)) per year, and is payable in equal monthly installments of €166,667 (USD $238,884 based on the December 31, 2009 exchange rate of €1=USD $1.4333) over a period of 48 months, commencing on October 30, 2008. As security for the obligation, the Company granted AGI a security interest in all intellectual property rights (including rights in software) in certain of the Company’s intellectual property, including the source and object code for the Company’s Accounting, Control, and Progressives product; the Company’s Maverick product and any modifications; and the Company’s Maverick games and any modifications, ExtraCash and Advanced Gaming Engine, along with all related materials (the “IP Rights”).  The Company had not paid the monthly installments due in March and April 2009 and was technically in default of the Loan Agreement.  With the agreement of AGI these installments were brought up to date immediately following the new private placement which closed on May 14, 2009 and the Company was no longer in default.  For a more detailed discussion of the new private placement, please see the Form 8-K filed with the SEC on May 20, 2009 and incorporated herein by reference.

The Company had not paid the monthly installments due in June and July 2009 and was technically in default of the Loan Agreement.  On August 4, 2009, the Company and AGI amended the loan agreement (the “Amendment Agreement”).  Pursuant to the Amendment Agreement, monthly payments to be made under the Loan Agreement were suspended for a period of twelve (12) months, beginning on June 30, 2009 and ending on May 31, 2010, effectively extending the term of the Loan Agreement from 48 months to 60 months and, as of August 4, 2009, the Company is no longer in default.  For a more detailed discussion of the Amendment Agreement and related transactions, please see the Form 8-K filed with the SEC on August 7, 2009 and incorporated herein by reference.

•	AGI invested US$5 million in the Private Placement.

•
Octavian agreed to repay outstanding accounts payable to AGI, as of the closing date of the Private Placement, in an aggregate amount of €6,756,207 (US$8,637,810.65 based on the October 30, 2008 Exchange Rate of €1 = US$1.2785) as follows: €2 million (US$2,557,000 based on the October 30, 2008 Exchange Rate of €1 = US$1.2785) from the proceeds of the Private Placement and the remaining balance in four equal installments of €1,189,051.45 payable on November 30, 2008, December 31, 2008, January 31, 2009 and February 28, 2009.  The initial payment of €2 million was made from the proceeds of the Private Placement.  The Company was late on all of the payments owed to AGI.   Pursuant to the terms of the Debenture Purchase Agreement, Austrian AGI agreed to exchange (the “Exchange”) outstanding accounts payables owed to it by the Company, in the aggregate amount of $6,378,526, for (i) Convertible Debentures of the Company (the “Exchange Debentures”) with a principal amount of $6,378,526 which Exchange Debentures provided for similar terms as the Finance Debentures, except that they were issued without any original issue discount, (ii) an aggregate of 411,518 shares of Common Stock, (iii) five-year Common Stock Purchase Warrants, in the same form as Finance Warrants, to purchase up to an aggregate of 1,028,795 shares of Common Stock at an initial exercise price of $3.10 per share and (iv) seven-year Common Stock Purchase Warrants, in the same form as the Finance Warrants, to purchase up an aggregate of 1,028,795 shares of Common Stock at an initial exercise price of $4.65 per share, which exercise prices and the number of shares exercisable thereunder are subject to adjustment as set forth therein. Immediately upon the consummation of the Purchase Agreement, the Exchange Debenture was converted into 2,057,589 shares of Common Stock.

•
On August 4, 2009, we entered into a Loan Agreement (the “2009 Loan Agreement”) with AGI.   Pursuant to the Loan Agreement, AGI agreed to loan the Company $2 million (the “2009 Loan”), to be made in two equal installments of $1 million.  The first installment was to be made five (5) business days from the date of execution of the Loan Agreement and the second installment was to be made on or about August 15, 2009.   Interest shall accrue at a rate of three month USD LIBOR plus four percent (4%) (capped at a maximum rate of eight percent (8%)) per year.  Pursuant to the terms of the 2009 Loan Agreement, interest shall be paid on a monthly basis with the principal amount due and payable in full on June 30, 2010.  As security for the 2009 Loan, the Company has granted a security interest in the IP Rights as further set forth in the Intellectual Property Rights Transfer Agreement by and among the Company, Ziria Enterprises Ltd, Harmen Brenninkmeijer and AGI, dated August 4, 2009 (the “Transfer Agreement”).  Upon an event of default, the IP Rights shall transfer to AGI, pursuant to the terms and conditions of the Transfer Agreement.  The 2009 Loan Agreement and the Transfer Agreement were filed as exhibits to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2009 and incorporated herein by reference

•
On November 19, 2009, we entered into a further loan agreement with AGI.  Pursuant to the loan agreement, AGI agreed to loan the Company US$90,000 in order to facilitate the settlement of the debt owed to Mediciones Urbanas for the acquisition of Argelink on August 17, 2007.  Interest shall accrue at a rate of three month USD LIBOR plus four percent (4%) (capped at a maximum rate of eight percent (8%)) per year.  Pursuant to the terms of the loan agreement, interest shall be paid on a monthly basis with the principal amount due and payable in full on November 30, 2010.

Debentures and Warrants Purchase Agreement

On May 14, 2009, we entered into a Debentures and Warrants Purchase Agreement (the “Debenture Purchase Agreement”) with certain accredited investors (the “Investors”), and closed a private placement offering pursuant to which we raised gross proceeds of $4 million and, among other things, issued and sold (i) Original Issue Discount Convertible Debentures, a form of which is attached as Exhibit 4.5 to this current report and incorporated herein by reference (the “Finance Debentures”), with an aggregate principal face amount of $4,395,600, which Finance Debentures are convertible into shares of the Company’s common stock, par value $.001 per share (the “Common Stock”), at a conversion price of $3.10 per share, subject to adjustment as set forth therein, (ii) an aggregate of 283,587 shares of Common Stock to the Investors (the “Finance Shares”), (iii) five-year Common Stock Purchase Warrants, to purchase up to an aggregate of 645,161 shares of Common Stock at an initial exercise price of $3.10 per share and (iv) seven-year Common Stock Purchase Warrants to purchase up to an aggregate of 645,161 shares of Common Stock at an initial exercise price of $4.65 per share, which exercise prices and number of shares exercisable thereunder are subject to adjustment as set forth therein (the “Finance Warrants”).  A form of Finance Warrant and a form of Finance Debenture were filed as exhibits in the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2009 and incorporated herein by reference.  The Debenture Purchase Agreement was filed as an exhibit in the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2009 and incorporated herein by reference.

Stockholder Agreement

Concurrent with the Debenture Purchase Agreement, the Company entered into a Stockholder Agreement (the “Stockholder Agreement”) with Ziria Enterprises Limited (“Ziria”), a corporation of which Harmen Brenninkmeijer, the Company’s Chairman and Chief Executive Officer, is the sole shareholder; AGI; and Mr. Brenninkmeijer.  Ziria, AGI and Mr. Brenninkmeijer are sometimes referred to hereafter collectively as the “Principal Stockholders” and each individually as a “Principal Stockholder.”  Pursuant to the Stockholder Agreement, the Principal Stockholders and the Company agreed to certain terms and conditions regarding the ownership of the shares of Common Stock held by the Principal Stockholders (the “Principal Shares”), including certain restrictions on the voting and transfer of the Principal Shares, as well as management of the Company and its subsidiaries.  In addition, the Stockholder Agreement provided that the board of directors of the Company (the “Board”) should consist of Mr. Brenninkmeijer, Peter Brenninkmeijer and Peter Moffitt, each of whom was a director of the Company prior to the execution of the Stockholder Agreement, and, in addition, one designee of AGI (the “AGI Designee”) and one designee of Harmen Brenninkmeijer (the “HB Designee”), which should be in addition to Mr. Brenninkmeijer’s seat on the Board.  No additional seats on the Board could be created and no other person or entity could be appointed to the Board without the prior written consent of Harmen Brenninkmeijer and AGI; provided, however, that the AGI Designee could be removed at anytime by AGI and replaced by another person appointed solely by AGI.  Similarly, the HB Designee could be removed at any time by Harmen Brenninkmeijer and replaced by another person appointed solely by him. The Stockholder Agreement further provided that the management of the Company should be conducted in the manner it was being conducted immediately prior to the execution of the Stockholder Agreement; provided that AGI had consent rights with respect to certain corporate actions as set forth therein.  AGI subsequently appointed Charles Hiten as the AGI Designee.

All of the specific terms and conditions of the Stockholder Agreement are set forth in the copy of the Stockholder Agreement which was filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2009 and incorporated herein by reference.

Change of Control

As a result of the securities issued to AGI under the provisions of the Debenture Purchase Agreement and pursuant to the Exchange, AGI increased its beneficial ownership of our Common Stock to approximately 50.61% from approximately 31.2%.  Such increase in AGI’s beneficial ownership is deemed to have been a change of control. AGI’s ownership of greater than 50% of our voting capital stock outstanding, effectively provided AGI with a sole right of approval with respect to all corporate actions of the Company requiring a vote of the Company’s stockholders.   Additionally, pursuant to the terms of the Stockholder Agreement, the Company should not take (or, to the extent applicable, permitted any subsidiary of the Company to take) certain actions, or enter into any arrangement or contract to do certain actions, without the prior approval of the AGI Designee.  Such actions included, but were not limited to: (i) making any amendment to the certificate of incorporation, by-laws or other organizational document of the Company or any material subsidiary; (ii) incurring capital expenditures in excess of $1,000,000 per annum; (iii) making an assignment of its assets for the benefit of its creditors or an assignment of the assets of another entity for the benefit of such entity’s creditors; (iv) entering into any joint venture with or equity investment in any Person, including any equity investment in any Subsidiary, in any amount greater than $250,000; (v) the issuance of Common Stock or Common Stock equivalents other than pursuant to a stock or option plan previously approved by the Board of Directors; and (vi)  incurring, assuming or refinancing of any indebtedness or liens for borrowed money (including, without limitation, through capital leases, acting as a surety, the issuance of debt securities or the guarantee of indebtedness of another person) in an amount greater than $500,000 per annum.  The foregoing list of actions of the Company is not intended to be a complete list of all actions specifically addressed under the terms of the Stockholder Agreement and is qualified in its entirety by reference to the Stockholder Agreement.

On November 12, 2009, the Company received notification from AGI that it had transferred all of its Common Stock to Mr. Charles Hiten, a member of our Board of Directors and an affiliate of AGI.  As a result of such transfer, Mr. Hiten is the beneficial owner of approximately 50.61% of our Common Stock.

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

The following are the terms of the PacificNet Termination Agreement:

•
The Company agreed to issue to PacificNet or its nominee an amount of shares of capital stock of the Company equal to five percent (5%) of the outstanding shares of the Company. The Company issued PacificNet 61 the Company’s Ordinary Shares on October 30, 2008 in satisfaction of this provision. Additionally, PacificNet was granted the option to, prior to May 14, 2009 and on only one occasion during such period, purchase additional shares of the Company’s stock at a per share purchase price equal to 85 percent of the most recent subscription price per share of the Company’s stock paid by third party investors in the Company up to a number of shares that would result in PacificNet owning five percent (5%) of the Company’s stock issued and outstanding on the date of exercise of the option. This option was not taken up by PacificNet during the exercise period. PacificNet agreed to issue to the Company 500,000 shares of PacificNet’s common stock. These PacificNet shares were subject to a one-year lock up and sale restriction, any sale of these shares must be communicated to PacificNet in advance, PacificNet has the right of refusal to arrange buyers for the shares, and PacificNet will be entitled to half of the net gain on any partial sale of PacificNet shares.

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

We are a non-exclusive distributor for AGI. AGI was one of our largest suppliers and prior to completion of the Share Exchange, we had outstanding accounts payable of €18,756,207 (US$23,979,811 based on the October 30, 2008 Exchange Rate of €1=US$1.2785) owed to AGI. Pursuant to certain agreements we entered into with AGI immediately prior to the Share Exchange, AGI, in addition to agreeing to take such other actions as described in greater detail in Recent Developments – Agreements with AGI of our Business  Section, restructured a portion of the accounts payable into the Loan Agreement, secured by a security interest in the IP Rights. The amounts owed to AGI that are secured by the IP Rights, which as of October 30, 2008 totaled €8 million (US$10,228,000 based on the October 30, 2008 Exchange Rate of €1=US$1.2785), were due and payable October 31, 2012. We had not paid the monthly installments due in June and July 2009 and we were technically in default of the Loan Agreement.  On August 4, 2009, we entered into the Amendment Agreement, amending the Loan Agreement.  In addition, we entered into the 2009 Loan Agreement with AGI.  In the event that we are unable to pay the principal and interest owed under the AGI Loan or repay the 2009 Loan, the intellectual property constituting the IP Rights would be subject to transfer to AGI following a 30-day rectification period for a non-payment default.

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

We currently are a distributor of third-party gaming machines. Historically, the majority of our revenues have come from these sales, the majority of which has been sourced through a single manufacturer, AGI, during 2008 and 2009.  In addition, we are materially dependent on a limited number of third parties to produce systems or assemblies necessary for us to produce our products. While we strive to have alternate suppliers provide us with many of our products, a loss of one or more of such suppliers could have a material adverse effect on our ability to operate effectively. An inability to contract with third-party manufacturers and suppliers to provide a sufficient supply of quality products on acceptable terms and on a timely basis could negatively impact our relationships with existing customers and cause us to lose revenue-generating opportunities with current and potential customers. Additionally, if we are unable to replace any of these manufacturers or suppliers promptly and on terms that are equal or not significantly less favorable, this could have a material adverse effect on our business and financial condition.

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

In their report in connection with our financial statements as of December 31, 2009, and for the fiscal year then ended, our auditors included an explanatory paragraph stating that, because we had incurred net losses of US$12,493,826 and accumulated a deficit of $38,238,598 as of December 31, 2009, there is substantial doubt about our ability to continue as a going concern.

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

Our revenues are subject to seasonal and weather variations. Revenues may reflect a limited number of large transactions, which may not recur on an annual basis. Consequently, revenues and operating results can vary substantially from period to period as a result of the timing of revenue recognition for major equipment sales and software license revenue. Our business could also be impacted by natural or man-made disasters such as Hurricane Katrina or the terrorist attack in New York on September 11, 2001. We have taken steps to have disaster recovery plans in place but there can be no assurance that such an event would not have a significant impact on our business.

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

We lease our principal office spaces located at 1-3 Bury Street, Guildford, Surrey, United Kingdom. On May 1, 2008, we renegotiated our Lease Agreement with Bury House Properties Ltd. regarding the lease of our principal office spaces, encompassing a total of 3,331 square feet, pursuant to which we were obligated to pay monthly rent in the amount of British pounds 8,740 (US$16,493.25 based on the Average Exchange Rate for the period between May 1, 2008 and October 31, 2008 of GBP1=US$1.8871) for the period from May 1, 2008 through October 31, 2008 and British pounds 9,005 (US$14,119.39 based on the Average Exchange Rate for the period between November 1, 2008 and December 31, 2009 of GBP1=US$1.56795). We are obligated to pay monthly rent in the amount of British pounds 9,005 (US$14,343.16 based on the December 31, 2009 Exchange Rate of GBP1=US$1.5928) through April 30, 2010.

Our largest facility is located in St. Petersburg, Russia, where we lease a total of 954 square meters from Aquatoria LLC. Our systems R&D, customer service and support, data center and marketing and administration functions offices are located at this facility. We conduct worldwide operations from this location. Our lease agreement for this location provided for payment of 791,368 Russian Roubles per month (US$26,139 based on the December 31, 2009 Exchange Rate of RUB1=US$0.03303) and expires on October 30, 2010.

Our second largest facility also is located in St. Petersburg, Russia, where we lease a total of 642 square meters from Vektor LLC. Our games development and production offices are located at this facility. Our lease agreement for this location provides for payment of 494,354 Russian Roubles per month (US$14,967 based on the December 31, 2009 Exchange Rate of RUB1=US$0.03303) and expires on September 8, 2010.

Each of our facilities in Bogotá, Colombia and Buenos Aires, Argentina contains a data center that services worldwide operations and sales, technical support and administrative functions. We also lease approximately 400 square meters of bonded warehouse space in Bogotá. Additionally, we lease office space in Kigali, Rwanda.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On November 27, 2008 stockholders of at least a majority of the issued and outstanding shares of our Common Stock (the “Voting Shareholders”) approved amending and restating the articles of incorporation of the Company in order to: (i)  increase the total number of shares of our authorized capital stock to 160,000,000 from 75,000,000; (ii) increase the number of shares of our Common Stock to 150,000,000 shares; (iii) create of a new class of blank check preferred stock, par value $0.001 per share, consisting of 10,000,000 authorized shares; and (iv) set certain standard limitation of liability and indemnification provisions relating to our officers, directors and employees, as permitted pursuant to the Nevada Revised Statutes.  The Voting Shareholders also approved a reverse split of our shares of Common Stock at a rate of one share for each 5.0174 shares of Common Stock issued and outstanding.    All information relating to this vote of our security holders is set forth in the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2008 and is incorporated herein by reference (File No. 333-146705).

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

The following table contains information about the range of high and low bid prices for our Common Stock for each quarterly period indicated, since the inception of quotation on the OTC Bulletin Board on February 13, 2008, based upon reports of transactions on the OTC Bulletin Board. The high and the low bid prices for our common shares for each quarter, during the period from the date our common shares were first listed on the OTC Bulletin Board through December 31, 2008, are not available from the OTC Bulletin Board. In order for the OTC Bulletin Board to report the high and low bid prices for a particular security, there must be three market makers for that security. During the period from the date our common shares were first listed on the OTC Bulletin Board through December 31, 2009, there were not three market makers for our Common Stock. As such, the OTC Bulletin Board has not reported the high or low bid prices for our common shares during that period.

Fiscal Quarter End	Low Bid		High Bid
February 13, 2008 to March 31, 2008	$	N/A	$	N/A
June 30, 2008	$	N/A	$	N/A
September 30, 2008	$	N/A	$	N/A
December 31, 2008	$	N/A	$	N/A
March 31, 2009	$	N/A	$	N/A
June 30, 2009	$	N/A	$	N/A
September 30, 2009	$	N/A	$	N/A
December 31, 2009	$	N/A	$	N/A

Holders of Our Common Stock

As of March 30, 2010, we have 43 stockholders of record.

 Options and Warrants

The Company has outstanding warrants to purchase an aggregate of up to 10,597,776 shares of our Common Stock. Of this amount (i) Ziria Enterprises Limited, a company controlled by Harmen Brenninkmeijer, our Chief Executive Officer and Chairman, holds a seven-year warrant to purchase up to 1,647,500 shares of our Common Stock at an exercise price of US$3.10 per share; (ii) AGI holds a seven-year warrant to purchase up to 1,073,333 shares of our Common Stock at an exercise price of US$3.10 per share; (iii) investors in the Private Placement hold warrants to purchase up to an aggregate of 7,541,460 shares of our Common Stock, 50% of which have a term of five years and an exercise price of US$3.10 per share and the other 50% of which have a term of seven years and an exercise price of US$4.65 per share; and (iv) designees of the finders in the Private Placement hold five-year warrants to purchase up to an aggregate of 335,483 shares of our Common Stock at an exercise price of US$3.10 per share.

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

Pending Registration

On January 22, 2009, the Company filed a post-effective amendment on Form S-1 with the SEC in order to resume the effectiveness of the registration statement filed on October 15, 2007 on Form SB-2 with the SEC.  If and when this registration statement resumes its effectiveness, the selling shareholders under the prospectus included in the registration statement will be able to sell their aggregate 747,408 shares of Common Stock.

Recent Sales of Unregistered Securities

Pursuant to the Debenture Purchase Agreement on May 14, 2009, the Company issued (i) Debentures in an aggregate principal amount of US$10,774,126; (ii) Warrants to purchase up to an aggregate of  3,347,912 shares of Common Stock; and (iii) 695,105 shares of Common Stock.  The Finance Debentures are initially convertible into an aggregate of 1,417,935 shares of Common Stock and the Exchange Debentures were immediately converted into an aggregate of 2,057,589 shares of Common Stock.  The Company raised gross proceeds of $4 million and cancelled existing indebtedness of $6,378,526. As a result of the Purchase Agreement, AGI increased its beneficial ownership of the voting shares of Common Stock to approximately 50.61% of the issued and outstanding Common Stock from approximately 31.2%. This offer and sale of securities was made in reliance upon the exemption from registration provided by Regulation S of the Securities Act, Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.

Pursuant to the Private Placement closed concurrently with the Share Exchange, on October 30, 2008, the Company issued (i) Debentures in an aggregate principal amount of US$14,285,700; (ii) Warrants to investors in the Private Placement to purchase up to an aggregate of 4,193,548 shares of our Common Stock; and (iii) 4,608,290 shares of our Common Stock. The Company raised gross proceeds of US$13 million in the Private Placement. The Share Exchange and Private Placement were discussed in greater detail in the Form 8-K that we filed on November 5, 2008. This offer and sale of securities was made in reliance upon the exemption from registration provided by Regulation S of the Securities Act, Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.

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

Octavian

AGI

Under the terms of certain agreements entered into with AGI, Octavian’s largest supplier of gaming supplies, on October 30, 2008, prior to the closing of the Share Exchange, AGI converted €4 million (US$5,114,000 based on the October 30, 2008 Exchange Rate of €1=US$1.2785) of accounts payable to it by Octavian into 652 Ordinary Shares of Octavian, representing 35 percent of the outstanding share capital of Octavian. These 652 Ordinary Shares were exchanged by AGI under the terms of the Share Exchange for 10,770,685 shares of our Common Stock. As a result of the Reverse Stock Split, the number of shares was reduced to 2,146,667 shares of our Common Stock. The offer and sale of securities was made in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act.

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

CONSOLIDATED OPERATING RESULTS – A Year On Year Comparative Analysis

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

	For The Years Ended December 31,				Amount Change		Percentage Change
	2009		2008			2009 v 2008	2009 v 2008

Revenue
Systems		$3,880,645		$7,912,485		$(4,031,840)	-51%
Games		$5,687,919		$2,263,159		$3,424,760	151%
Lottery		$312,703		$100,498		$212,205	211%
Supplies		$1,823,734		$29,350,925		$(27,527,191)	-94%
Net Revenue		$11,705,001		$39,627,067		$(27,922,066)	-70%

Cost of Revenue
Systems		$1,356,120		$1,914,228		$(558,108)	-29%
Games		$1,669,546		$1,337,657		$331,889	25%
Lottery		$382,687		$248,060		$134,627	54%
Supplies		$1,361,066		$24,744,186		$(23,383,120)	-94%
Total Cost of Revenue		$4,769,419		$28,244,131		$(23,474,712)	-83%

Gross profit		$6,935,581		$11,382,936		$(4,447,355)	-39%

Operating expenses
General, administrative and selling expenses		$14,190,873		$16,792,256		$(2,601,383)	-15%
Depreciation and amortization		$2,286,282		$800,670		$1,485,612	186%
(Gain) Loss on disposal of fixed assets		$40,572		$(340,823)		$381,395	-112%
Research and development		$-		$94,005		$(94,005)	-100%
Capital raising fees		$-		$134,507		$(134,507)	-100%
Impairment of investment		$67,000		$-		$67,000	100%
Total operating expenses		$16,584,728		$17,480,615		$(895,887)	-5%

Loss from operations		$(9,649,146)		$(6,097,679)		$(3,551,467)	58%

Non-operating income (expense):
Other income (expense)		$19,341		$189,969		$(169,010)	-90%
Interest (expense )- Warrant and debt issue cost		$(4,155,845)	$			$(4,155,845)	100%
Interest income (expense)		$(541,598)		$(652,011)		$110,413	-17%
Share of earnings (loss) in equity investment		$582,485		$273,237		$364,718	133%
Foreign currency transaction gain (loss)		$1,556,482		$(4,103,630)		$5,660,112	-138%
	$		$		$
Total non-operating income (expense)		$(2,539,135)		$(4,292,435)		$1808,770	-42%

Net loss before taxes		$(12,188,281)		$(10,390,114)		$(1,742,697)	17%

Taxation		$260,369		$387,363		$(126,994)	-33%
Net Loss of continued operations		$(12,448,650)		$(10,777,477)		$(1,615,704)	15%

Less: (Income)/Expense from discontinued operations		$45,176		$-		$45,176	100%
Net Loss including non-controlling stockholders' interest		$(12,493,826)		$(10,777,477)		$(1,660,880)	15%

Less: Net (income) loss attributed to noncontrolling stockholders' interest		$-		$(6,276)		$6,276	-100%
Net loss attributable to Octavian		$(12,493,826)		$(10,783,753)		$(1,654,604)	15%

Other comprehensive income
Foreign currency translation adjustment		$(1,320,882)		$4,966,392		$(6,342,744)	-128%

Comprehensive Loss		$(13,814,708)		$(5,817,361)		$(7,997,348)	137%

Earnings/ (Losses) before Interest, Tax, Depreciation and Amortisation		$(5,149,086)		$(8,943,709)		$3,794,623	-42%

Weighted average shares outstanding
Basic and diluted		9,763,993		4,008,388

Loss per share attributed to Octavian stockholders:
Basic and diluted		$(1.28)		$(2.69)

Revenues

Our products and services are provided through our four core business sectors: (1) OctaSystems; (2) OctaGames; (3) OctaLotto; and (4) OctaSupplies.

Our revenues for the year ended December 31, 2009 were US$11.7 million, representing a decrease of US$27.9 million or 70 percent compared to the year ended December 31, 2008, which mainly was the result of significantly lower OctaSupplies sales.

(amounts in thousands US$)	For the year ended December 31,		Variance	% Change
	2009	2008	2009 vs 2008	2009 vs 2008
Revenues
OctaSystems	$3,881	$7,912	$(4,032)	-51%
OctaGames	$5,688	$2,263	$3,425	151%
OctaLotto	$313	$100	$212	100%
OctaSupplies	$1,824	$29,351	$(27,527)	-94%
Total	$11,705	$39,627	$(27,922)	-70%

OctaSupplies Revenues

(amounts in thousands US$)	For the year ended December 31,		Variance	% Change
	2009	2008	2009 vs 2008	2009 vs 2008
OctaSupplies revenues
CIS	$1,218	$26,001	$(24,783)	-95%
EMEA	$354	$573	$(219)	-38%
Latin America	$252	$2,777	$(2,525)	-91%
Total	$1,824	$29,351	$(27,527)	-94%

OctaSupplies sales decreased by approximately US$27.5 million or 94 percent for the year ended December 31, 2009 to approximately US$1.8 million compared to approximately $29.4 million for the year ended December 31, 2008. Approximately 89 percent of sales in 2008 represented OctaSupplies sales in Russia which have since been adversely affected by the legislative change significantly limiting gambling operations in Russia from July 2009. In the first half of 2008 there had been an expectation in the Russian market that the legislation would be reversed or postponed but by the second half of 2008 it became clear that this was not going to be the case and the Russian slot machine market collapsed and revenues were significantly affected..  Following the implementation of the restrictions on gaming operations in Russia in July 2009 the Group has not undertaken any OctaSupply sales in Russia and the sales office in Moscow has ceased trading.  In 2009 the Latin American market was generally depressed and experienced difficult trading conditions, partly as a result of the influx of second hand machines exported from Russia, which led to the decrease in revenues of US$2.5 million in 2009.

OctaSystems Revenues

(amounts in thousands US$)	For the year ended			%
	December 31,		Variance	Change
	2009	2008	2009 vs 2008	2009 vs 2008
OctaSystems revenues
CIS	$1,420	$2,910	$(1,490)	-51%
EMEA	$297	$1,332	$(1,035)	-78%
Latin America	$2,164	$3,670	$(1,506)	-41%
Total	$3,881	$7,912	$(4,031)	-51%

OctaSystems revenue decreased by approximately US$4 million (51 percent) from approximately US$7.9 million during the year ended December 31, 2009 to approximately US$3.9 million in the year ended December 31, 2008. The legislative change in Russia had already begun to affect OctaSystems revenues in Russia in the year ended December 31, 2008. The effects of the changes were further felt in the year ended December 31, 2009 when the legislation came into effect and systems contracts ceased after 1 July 2009 causing revenue to decrease by US$1.5 million (51 percent) to US$1.4 million. Difficult trading conditions in the Latin American market has led to the decrease of approximately US$1.5million (41 percent) for the year ended December 31, 2008 to approximately US$2.2 million for the year ended December 31, 2009. The decrease in the EMEA revenue for the year ended December 31, 2008 of US$1 million (78 percent) to US$0.3 million for the year ended December 31, 2009 is a reflection of the overall reduction in system sales throughout Europe due to difficult market conditions.

OctaGames Revenues

(amounts in thousands US$)	For the year ended			%
	December 31,		Variance	Change
	2009	2008	2009 vs 2008	2009 vs 2008
OctaGames revenues
CIS	$2,130	$1,091	$1,039	95%
EMEA	$3,348	$856	$2,492	291%
Latin America	$210	$316	$(106)	-34%
Total	$5,688	$2,263	$3,425	151%

OctaGames sales increased by approximately US$3.4 million (151 percent) to approximately US$5.7 million for the year ended December 31, 2009 from approximately US$2.3 million for the year ended December 31, 2008. This is mainly due to a corporate decision to move sales focus from OctaSupply sales, generally characterised by being capital intensive, one off sales at lower margins, to OctaGames sales, with higher margins and often with recurring revenues.  OctaGames sales in Europe increased by approximately US$2.5 million (291%) for the year ended December 31, 2009 as compared to the year ended December 31, 2008, primarily as a result of first-time sales of game licenses to the Italian market. There was an increase in sales in Russia of US$1 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008. These also related to the development and sales of new games sold by our Russian office to the Italian market. Sales in Latin America decreased by approximately US$0.1 million (34 percent) from approximately US$ 0.3 million for the year ended December 31, 2008 to approximately US$ 0.2 million for the year ended December 31, 2009 as a result the difficult trading conditions in the region.

OctaLotto Revenues

(amounts in thousands US$)	For the year ended December 31,		Variance	% Change
	2009	2008	2009 vs 2008	2009 vs 2008
OctaLotto
CIS	$-	$72	$(72)	0%
EMEA	$313	$29	$284	100%
Latin America	$-	$-	$-	0%
Total	$313	$101	$212	100%

OctaLotto sales increased by approximately US$0.2 million the year ended December 31, 2009 as compared to the year ended December 31, 2008. OctaLotto sales began in the latter part of 2008 with our operations in Rwanda and development centre in Russia; however the full launch of the Rwandan Lottery only occurred in 2009.

(amounts in thousands US$)	For the year ended December 31,		Variance	% Change
	2009	2008	2009 vs 2008	2009 vs 2008
Revenues and gross profit
Revenues	$11,705	$39,627	$(27,922)	-70%
Cost of Revenues	$4,769	$28,244	$(23,475)	-83%
Gross Profit	$6,936	$11,383	$(4,447)	-39%
	59%	29%	-

The increase in margin reflects the higher proportion of OctaGames sold in 2009 which have a higher margin compared to our OctaSupplies sales.

Operating Expenses

Sales, general & administrative (“SG&A”) expenses decreased by approximately US$2.6 million, or 15 percent, for the year ended December 31, 2009 as compared to the year ended December 31, 2008, which is mainly as a result of general cost cutting procedures implemented during the year ended December 31, 2009. The effect of this cost cutting was offset by our bad debt expense which increased by approximately US$1.5 million to approximately US$2.8 million, taking into account debts older than six months.

(amounts in thousands US$)	For the year ended December 31,		Variance	% Change
	2009	2008	2009 vs 2008	2009 vs 2008
SG&A cost
Staff Costs	$5,844	$6,625	$(781)	-12%
Other cost	$5,504	$8,837	$(3,333)	-38%
SG&A excluding Bad debt	$11,348	$15,462	$(4,114)	-27%
Bad Debts	$2,843	$1,330	$1,513	114%
Total SG&A cost incl Bad debt provision	$14,191	$16,792	$(2,601)	-15%

Excluding bad debts, SG&A decreased approximately US$4.1 million or 27 percent from approximately US$15.5 million for the year ended December 31, 2008 to approximately US$11.3 million for the year ended December 31, 2009.

Staffing costs decreased approximately US0.7 million or 12 percent from approximately US$6.6 million for the year ended December 31, 2008 to approximately US$5.8 million for the year ended December 31, 2009. There has been a general reduction in staff numbers and external contractor costs, however the significance of the cost saving was offset slightly by the establishment of our office in Rwanda and as well as the termination packages which were required to be paid.

There was a decrease in other expenses of approximately US$3.3 million or 38 percent from approximately US$8.8 million for the year ended December 31, 2008 to approximately US$5.5 million for the year ended December 31, 2009. This is mainly due to the decrease in office costs as two subsidiaries closed their premises as well as a general company wide cost cutting in office related costs. Costs related to technical professional fees as well as legal and professional fees were decreased and where possible these requirements were covered in house.

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the year ended December 31, 2009 and 2008 was $ 87,637 and $100,255 respectively.

We have accounted for an increase in bad debt expense of approximately US$1.5 million (114 percent) for the year ended December 31, 2009 as compared to the year ended December 31, 2008, based on debt outstanding for more than six months for all customers in the group. These costs are related mainly to customers in the Latin American regions and loans receivable in the EMEA regions.

	For the year ended December 31,		Variance	% Change
	2009	2008	2009 vs 2008	2009 vs 2008

Operating expenses
Selling, general and administrative expenses	$14,191	$16,792	$(2,601)	-15%
Depreciation and amortization	$2,286	$801	$1,486	186%
(Gain) / Loss on disposal of fixed assets	$41	$(341)	$381	-112%
Research and development	$-	$94	$(94)	-100%
Capital raising fees	$-	$135	$(135)	-100%
Impairment of investment	$67	$-	$67	NM
Total operating expenses	$16,585	$17,481	$(896)	-5%

Depreciation and amortization increased by approximately US$1.5 million or 186 percent for the year ended December 31, 2009 compared to the year ended December 31, 2008 as a result of higher amortization expenses related to additions to our intangible assets. In particular, our intangible assets related to Product Development were written off in full in 2009.

Gains on disposal of assets of US$0.3 million in the year ended December 31, 2008 decreased to losses on disposal of fixed assets of US$0.4 million for the year ended December 31, 2009 as no material disposals of assets were made during the period.

For the year ended December 31, 2009 the PactNet investment was impaired by US$0.07 million as these listed shares performed adversely with the share price decreasing from the purchase price of US$0.18 per share to a closing price of US$0.046 per share on December 31, 2009.

Other Income (Expense) and Taxes

Interest expense decreased approximately US$0.1 million or 17 percent for the year ended December 31, 2009 when compared to the same period in 2008 as the interest charge on the AGI Loan is lower than that of the Ebet Loan the Group had in 2008. For the year ended December 31, 2009 interest is accrued on the current loan with AGI of €6,691,123 (US$ 9,590,230 based on the December 31, 2009 Exchange Rate of € 1 = US$ 1.4333) as well as two US dollar loans of US$ 2,007,337 and US$90,329.50 at December 31, 2009.

Interest expense related to the warrant and debt issuing costs were incurred as a result of the capital raising activities on October 30, 2008 and May 14, 2009; the amount for the year ended December 31, 2009 was $4,155,845.

In 2008, our 50 percent joint venture in Italy booked a loss due to the delayed implementation of new legislation, which would have expanded the gaming market in Italy. As a result of the delay, no new gaming products were allowed to be sold in Italy for the majority of 2008. With the implementation of the new legislation Italy became profitable at the end of 2008. During the year ended December 31, 2009 our 50% shareholding generated a gain of approximately US$0.6 million.

Corporate taxes decreased approximately US$0.12 million or 33 percent from approximately US$0.39 million for the year ended December 31, 2008 to approximately US$0.26 million for the year ended December 31, 2009, mainly due to the decreased taxes incurred in both Argentina and Russia as revenues in both those regions were less than the prior year.

Outside shareholders’ interests

For the first nine months of 2009 Octavian International owned 89.7 percent of the shares in Octavian Latin America SA, a company incorporated in Colombia and based in Bogotá. The remaining 10.3 percent of the shares were held by five individuals. On October 1, 2009 Octavian Latin America S.A., incorporated on July 22, 2005, became a wholly owned subsidiary of Octavian International, Ltd. Due to corporate governance changes companies in Colombia no longer require a minimum of five shareholders.

The Company also owns a 51% interest in Octavian Germany Limited and Octavian Germany GmbH.  Both of these companies are dormant.

Since Octavian’ main operating companies are headquartered in the United Kingdom, we maintain our internal accounts in British pounds sterling. We invoice products in various local currencies. Fluctuations in exchange rates from reporting period to reporting period between various foreign currencies and the British pound sterling may have an impact on revenues and expenses, and this impact may be material in any individual reporting period.

For the year ended December 31, 2009, we had a foreign currency gain of approximately US$1.6 million compared with a loss of approximately US$4.1 million for the year ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES – December 31, 2009

Overview

In the highly competitive industry in which we operate, operating results may fluctuate significantly from period to period.

Our principal source of liquidity is cash from operations. Other sources of capital include, but are not limited to, loans from third parties, credit terms from our suppliers and a recent private placement of equity and convertible debt. At December 31, 2009, we had negative working capital of US$2.4 million.

(amounts in thousands)	For the Year Ended December 31,		Increase (decrease)
	2009	2008	Amount	%

Cash and cash equivalents	$358	$2,830	$(2,472)	-87%
Total Current Assets	$5,730	$14,575	$(8,845)	-61%
Total Current Liabilities	$8,113	$15,549	$(7,436)	-48%
Net working deficit	$(2,383)	$(974)	$(1,409)	-145%

Cash Flows Summary

(amounts in thousands US$)	For the Year Ended December 31		Variance	% Change
	2009	2008	2009 vs 2008	2009 vs 2008

Cashflow from operation activities	$(1,561)	$(6,360)	$4,799	-75%
Cashflow from investing activities	$(3,426)	$(4,808)	$1,382	-29%
Cashflow from financing activities	$2,334	$12,531	$(10,197)	-81%
Effect of Exchange rate changes on
cash and cash equivalents	$180	$(971)	$1,151	-119%
Net Cashflow	$(2,472)	$392	$(2,864)	-731%

 Operating Activities

Our operating activities resulted in negative cash of US$1.8 million in 2009, which primarily was a result of the net losses of US$12.4 million we recognized during this period offset against non-cash expenses incurred during the period amounting to US$10 million. Further differences are explained by changes in our operating assets and liabilities and changes in long term liabilities as presented below.

(amounts in thousands US$)	For the Year Ended December, 31
	2009	2008

Net Income (Loss)	$(12,494)	$(10,784)
Add: non-cash expenses	$7,332	$6,688
Deduct (Add): changes in operating assets	$5,208	$(8,189)
Add (deduct): changes in operating liabilities	$(1,917)	$5,925
Add (deduct): changes in long term liabilities	310	-
Net Cash provided by operating activities	$(1,561)	$(6,360)

Non-cash expenses in 2009 amounted to US$7.3 million and related to a bad debt provision of US$2.8 million, depreciation and amortization costs of US$2.3 million, an increase in inventory reserves US$0.2 million and capital raising related expenses of US$4.2 million.  These were offset by our earnings from our Italian joint venture of US$0.6 million and an exchange gain of $1.5 million.

Assets decreased US$5.2 million as result of a decrease in accounts receivable of US$5 million, a decrease in other receivables of US$0.6 million and an increase in inventory of US$0.4 million.

Operating liabilities decreased by US$1.9 million as a result of a decrease of accrued expenses of US$1.5 million, a decrease of customer deposits of US$0.2 million, an decrease in deferred revenue of US$0.2 million offset by an increase in accounts payable of US$0.1 million.

Long term liabilities increased by US$0.3 million in 2009 as a result of taking advantage of long payment terms offered by the Argentine tax authorities for settling outstanding tax liabilities.

Investing Activities

In 2009, the total cash outflows in investing activities were US$3.4 million, an decrease of US$1.4 million, or 28.7 percent, from US$4.8 million in 2008. Intangible assets increased by US$0.3 million, or 14.6 percent, from US$1.9 million in 2008 to US$2.2 million in 2009. This increase is attributable to the costs incurred in the development of the games for our various markets.

Cash outflows in the purchase of property and equipment decreased by US$0.7 million in 2009 to US$0.8 million.

Cash outflows for loans to related parties amounted to US$0.2 million.

Cash outflows for loans provided were US$0.2 million in 2009 in order to support suppliers helping to develop our new lottery operations in Rwanda.

Financing Activities

In 2009, cash inflows from financing activities were US$2.3 million, a decrease of approximately US$10.2 million from US$12.5 million in 2008.

During 2009, we reduced our short term overdrafts and loans by US$0.7million compared to US$1.4 million in 2008.

During 2009 the net value of fixed assets increased US$0.03 million or 2.3 percent from US$1.39 million to US$1.42 million.

FINANCIAL CONDITION – December 31, 2009

(amounts in thousands US$)	December 31,	December 31,	Variance	% Change
	2009	2008	2009 vs 2008	2009 vs 2008

Total Assets	$11,728	$18,947	$(7,219)	-38%
Total Liabilities	$31,145	$33,590	$(2,445)	-7%
Total Equity	$(19,417)	$(14,644)	$(4,773)	-33%

Total Current Assets	$5,730	$14,575	$(8,845)	-61%
Total Current Liabilities	$8,113	$15,549	$(7,436)	-48%
Net working capital	$(2,383)	$(974)	$(1,409)	-145%

At December 31, 2009, we had negative net assets of US$19.4 million and a negative working capital of US$2.4 million.

Total liabilities decreased US$2.4 million, or 7 percent, between December 31, 2008 and December 31, 2009 due to the debt for equity exchange whereby Austrian Gaming Industries GmbH agreed to convert outstanding accounts payable of US$6,378,526 to equity; this is offset by the additional loan raised with Austrian Gaming Industries GmbH for $2,000,000 and $90,000 in addition to the increase of Convertible Debentures.

The decrease in shareholders’ equity reflects the loss for the period of US$12.4 million plus the comprehensive foreign exchange loss of US$1.4 million offset against the debt equity swap and common share issue which generated an increase in paid up share capital of US$10 million and a stock subscription receivable of US$1 million .

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with unconsolidated entities or other persons.

Purchase Commitments

From time to time, we enter into commitments with our vendors to purchase inventory at fixed prices or in guaranteed quantities. We were not party to any firm commitments as of December 31, 2009.

The Company currently leases two office spaces in St. Petersburg, Russia beginning in September 2009 and December 2009 under non-cancellable operating leases that expire on September 8, 2010 and October 30, 2010 respectively. The Company also leases office space as well as office equipment in the United Kingdom beginning in May 2008 and March 2009 that expires on April 30, 2010 and March 13, 2014 respectively. The Company also leases office space and equipment in Bogota, Colombia beginning between October 2007 and October 2009 that expire between March 2010 and October 2011. The Company leases an office in Buenos Aires, Argentina until July 31, 2012. Additionally the Company began to lease office space in Kigali for its Rwandan operations. This lease began in April 2009 and will expire in February 2011. Future minimum lease payments under non-cancellable operating leases with initial or remaining terms of one year or more are as follows:

Operating Leases
Year ending December 31,
2010	$614,782
2011	$76,922
2012	$32,647
2013	$7,447
Thereafter	-
$731,798

Capital Expenditure and Other

During the 12 months ended December 31, 2009, the net value of fixed assets increased by US$0.03 million, as compared to December 31, 2008.

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

•	PacificNet and the Company agreed to use reasonable endeavours to formalize the following business opportunities:

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

The Company agreed to pay PacificNet US$200,000 in consideration for PacificNet’s localization and language translation of the Company’s products into the Chinese language. Additionally, the Company agreed to use its reasonable endeavours to meet minimum sales targets from the sale of PacificNet’s machines of: US$4 million during the twelve month period ended mid-year 2009 and US$6 million during the twelve month period ended mid-year 2010. The Company’s commitment to achieving these targets was agreed to by the Company undertaking to use its reasonable endeavours to comply. PacificNet agreed to provide all appropriate support to assist the Company in achieving these goals. On January 5, 2009, Octavian received a letter from PacificNet pursuant to which it has asserted a claim against Octavian for certain alleged events of default by Octavian   under the PacificNet Termination Agreement (the “Claim”).  Pursuant to the Claim, PacificNet has demanded payments, in an aggregate amount of $280,000, for certain services allegedly performed by PacificNet, as well as the reimbursement of certain expenses related to prior transactions between the parties.  The Company’s management has reviewed the Claim and believes that it is without merit and plans to defend against any actions taken by PacificNet accordingly.

Subsequent Events

New Contracts
On January 26, 2010 the Company signed a 10-year contract with BetPlus (B Plus Giocolegale Ltd) for the deployment of the Octavian Symphony VE system to manage large-scale Comma6B-regulated AWP gaming operations across Italy.

BetPlus is the largest gaming concessionaire operating in Italy’s AWP market, which is strictly controlled by the Italian Government’s AAMS (Autonomous Administration of State Monopolies) and its Comma6 regulations.

BetPlus will deploy the centralised Octavian Symphony VE (VLT Edition) system to link gaming machines at multiple AWP venues across Italy and meet the latest Comma6B requirements.  Initially around 12,000 machines will be connected and therefore this is a significant contract for the Company.  The roll-out of the new Comma6B-compliant system is expected to take place in mid 2010.  In parallel with the system deployment, Octavian is porting many of its Comma6A games titles to Comma6B.

Operations in Russia
Following the implementation of the restrictions on gaming operations in Russia in July 2009 the Group has not undertaken any OctaSupply sales in Russia and the sales office in Moscow is inactive. We are currently evaluating the viability of business in Russia.

CRITICAL ACCOUNTING POLICIES

In presenting our financial statements in conformity with accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavourable change to current conditions, it will likely result in a material adverse impact to our consolidated results of operations, financial position and in liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results.

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

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the first in, first out method. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower.

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

Unearned Revenue

Unearned revenue represents goods invoiced before year end but not delivered and therefore not included in revenue. These goods will be released into revenue once it is delivered. As at December 31, 2009 and 2008 unearned revenue amounted to $696,795 and $845,057 respectively.

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

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items are components of comprehensive income. The functional currency of the Company is British Pound. Translation loss of US$1,320,882 and gain of US$4,966,392 for the year ended December 31, 2009 and 2008, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.

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

Minority Interest

The equity in the non-controlling interest in the German entity has been classified as “Noncontrolling stockholders' interest” in the accompanying consolidated balance sheets. Changes in equity in non-controlling interests arising from results of operations would have been recorded as “Net (income) loss attributed to noncontrolling stockholders' interest” in the accompanying consolidated statements of operations and other comprehensive income; however for the year ended December 31, 2009 there was no movement in Noncontrolling stockholders’ interest as the company is dormant.

 Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”) (ASC 280), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a Company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has determined that it has 3 reportable segments: Octavian Europe Middle East and Africa, Octavian CIS, and Octavian Latin America (See Note 17 of the Financial Statements.)

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

As of December 31, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2009.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not entirely effective as of the end of the period covered by this report to provide all assurances required.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of December 31, 2009, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The Company was a “shell company” (as defined in Rule 12b-2 under the Exchange Act, until it consummated a “reverse merger” transaction on October 30, 2008, at which time it became subject to Section 404 of The Sarbanes-Oxley Act of 2002.  From October 30, 2008 through December 31, 2009 we had limited resources for implementing effective internal control procedures over financial reporting.

The SEC defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s assessment identified the following weaknesses in the Company’s internal control over financial reporting as of December 31, 2009:  To mitigate our limited resources, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals.  As we grow, we expect to increase our staff dedicated to the maintenance of our internal controls and procedures, which will enable us to implement adequate segregation of duties within the internal control framework.

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

Names of Officers and Directors	Age	Position

Harmen Brenninkmeijer	45	Chief Executive Officer and Chairman of the Board of Directors
Peter Moffitt	56	President
Peter Brenninkmeijer	43	Chief Financial Officer and Secretary
Charles Hiten	40	Director

Each executive officer serves at the pleasure of our board of directors.

Executive Officers and Directors

Harmen Brenninkmeijer has been the Chief Executive Officer and a member of the Board of Directors of the Company since October 30, 2008 and has held the same positions with Octavian since he founded Octavian in September 2001. Mr. Harmen Brenninkmeijer also served as the President and owner of Xanadu Entertainment Ltd., from 2000 to March 2007, which has subsequently been sold To Raj Gaming (a Canadian Gaming Operator). Mr. Brenninkmeijer began his career in 1991 with Mikohn Gaming Corp. (Which became Progressive Gaming International Corporation and was subsequently purchased by IGT Corp.) In 1994, he founded the European Gaming Organisation, a trade group for European-based gaming manufacturers. In 1997, he established Avalon Casino Management CV. Mr. Brenninkmeijer served with Avalon Casino through 1999 and formed the casino division which operated several casino properties including the Playboy Casino in Rhodes, Greece. In 2000, Mr. Brenninkmeijer opened a Novomatic machine distributorship in Russia, which he subsequently folded into Octavian. He graduated in 1987 with a Business Degree from the InterManagement School in The Hague, The Netherlands. Mr. Harmen Brenninkmeijer and Mr. Peter Brenninkmeijer are brothers.

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

Charles Hiten currently serves, and has previously served, in various positions with Novomatic AG Holding, including its subsidiaries, an integrated global gaming company, since February 2001.  Mr. Hiten currently serves as a managing director of the following Novomatic AG Holding subsidiaries: Chilean Enterprises SpA, since August 2008; SFI Resorts SA, since August 2008; Novomatic Investments Chile SA, since June 2007; Novomatic Holdings Chile Ltd, since April 2007; and NovoSun SA, since May 2007. From 2004 through March 2007, Mr. Hiten was the compliance officer of Novomatic AG Holding.  From September 2003 through January 2009, Mr. Hiten was the managing director of Austrian Gaming Industries GmbH, a subsidiary of Novomatic AG Holding.  Additionally, Mr. Hiten currently serves as a director of San Francisco Investments SA, a privately-held Chilean-based company that engages in the development, operation and management of casinos.

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

Board Meetings

During our last fiscal year, our board of directors held several scheduled meetings. All proceedings of the Board of Directors were minuted and approved.

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

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)

Harmen Brenninkmeijer,	2009	$397,741									$397,741
Chief Executive Officer	2008	$365,813	(1)	—	$663,400	(4)	—	—	—	—	$1,209,213

Peter Brenninkmeijer,	2009	$254,556		—			—	—	—	—	$254,556
Chief Financial Officer	2008	$280,944	(2)	—	—		—	—	—	—	$280,944
Peter Moffitt	2009	$375,000		—			—	—	—	—	$375,000
President	2008	$262,000	(3)	—	—		—	—	—	—	$262,000

(1) Harmen Brenninkmeijer served as the Chief Executive Officer of Octavian on a consulting basis during the years 2006 and 2007. Octavian contracted for his services from Hudson Trading Limited (“Hudson Trading”), a corporation formed under the laws of Cyprus and owned 100 percent by Mr. Harmen Brenninkmeijer.  From January 1, 2008 through October 31, 2008, Mr. Brenninkmeijer was paid €20,000 per month (US$29,265 based on the 2008 Average Exchange Rate of €1=US$1.4633).  Mr. Brenninkmeijer’s salary increased to €25,000 per month from November 1, 2008 through December 31, 2008 (US$36,581.26 based on the 2008 Average Exchange Rate of €1=US$1.4633).  From January 1, 2009 through June 30, 2009 Mr Brenninkmeijer was paid €25,000 per month (US$35,833 based on the 2009 Average Exchange Rate of €1=US$1.4333).  Mr. Brenninkmeijer’s salary decreased to €21,250 per month from July 1, 2009 through December 31, 2009 (US$30,458 based on the 2009 Average Exchange Rate of €1=US$1.4333).

(2) Peter Brenninkmeijer served as the Interim Chief Financial Officer of Octavian from March 2007 through March 2008 on a consulting basis.  Mr. Peter Brenninkmeijer was appointed Group Financial Director (Chief Financial Officer) of Octavian and became an employee of Octavian in April 2008. From January 1, 2008 through December 31, 2008, Mr Brenninkmeijer was paid €16,000 per month (US$23,412.01 per month based on the 2008 Average Exchange Rate of €1=US$1.4633).  From January 1, 2009 through June 30, 2009 Mr Brenninkmeijer was paid €16,000 per month (US$22,933 based on the 2009 Average Exchange Rate of €1=US$1.4333).  Mr. Brenninkmeijer’s salary decreased to €13,600 per month from July 1, 2009 through December 31, 2009 (US$19,493 based on the 2009 Average Exchange Rate of €1=US$1.4333).

(3) Peter Moffitt served as President of Octavian on a consulting basis from 11 February 2008.  Mr Moffitt was paid $25,000 per month from February 11, 2008 through December 31, 2008. From January 1, 2009 through December 31, 2009, Mr Moffitt was paid $31,250 per month.

(4) On December 31, 2008, pursuant to his employment agreement, Mr. Brenninkmeijer was entitled to receive 214,000 shares of Common Stock, valued at $3.10 per share. The shares were issued on January 22, 2009.  These shares were subsequently sold to AGI at the same time as the Debenture Purchase Agreement on May 14, 2009

Outstanding Equity Awards at end of Last Fiscal Year

None of the named executive officers of Octavian held any options at December 31, 2009. We have never made any grants of plan-based awards. We did not have any outstanding equity awards as of December 31, 2009. We have never had any options exercised or stock vested. We have no pension benefits or nonqualified deferred compensation. We are required to make payments upon a change in control to the holders of the Debentures and Warrants. Under the Debentures, it is an event of default and they can accelerate. Under the Warrants, the holders have a redemption right equal to the Black-Scholes value of the Warrants.

Director Compensation

Octavian has historically not paid any of its directors for their services as directors and does not anticipate doing so. Mr Charles Hiten is a director but does not receive any remuneration from the company.  All other directors are remunerated by the company and details of their contracts of employment are included below.

 Employment Contracts

Harmen Brenninkmeijer

We entered into an Amended and Restated Employment Agreement with Mr. Brenninkmeijer, effective as of May 14, 2009 (the “Amended Agreement”), which amends and restates that certain Employment Agreement dated October 30, 2008 by and between the Company and Mr. Brenninkmeijer, as amended on December 8, 2008 (the “Prior Agreement”).  The terms of the Amended Agreement supersede and replace the terms of the Prior Agreement and govern the relationship between the parties thereto regarding the subject matter set forth therein.

Under the terms of this Amended Agreement, we have agreed to pay Mr. Brenninkmeijer an annual base salary of €300,000 (US$429,990 based on the December 31, 2009 Exchange Rate of €1=US$1.4333). From January 1, 2009 through June 30, 2009 Mr Brenninkmeijer was paid €25,000 per month (US$35,833 based on the 2009 Average Exchange Rate of €1=US$1.4333).  Mr. Brenninkmeijer’s salary decreased to €21,250 per month from July 1, 2009 through December 31, 2009 (US$30,458 based on the 2009 Average Exchange Rate of €1=US$1.4333).  In addition, Mr. Brenninkmeijer also has been granted a right to be issued shares of Common Stock on an annual basis through December 31, 2013, in amounts ranging from 214,000 to 642,000 shares per annum (the “Earn Out Shares”), provided that we have achieved certain minimum EBITDA for each of those applicable years (ranging from EBITDA of -0- in 2008 to US$35,726,016 in 2013). On January 9, 2009, the Company issued to Mr. Brenninkmeijer 214,000 Earn Out Shares.  Furthermore, we have issued Mr. Brenninkmeijer a seven-year warrant to purchase up to an additional 2,720,833 shares of our Common Stock, at an exercise price of $3.10 per share and on other similar terms as those provided in the Warrants to investors in the Private Placement, 1,073,333 of which Mr. Brenninkmeijer assigned to AGI. Mr. Brenninkmeijer is entitled to participate in all benefits available to executives of the Company and we have agreed to reimburse Mr. Brenninkmeijer for US$10,000,000 of life insurance with a cap of $50,000 on annual premiums reimbursable.

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

Peter Moffitt

We also entered into a Service Agreement with Mr. Moffitt effective as of October 16, 2008. Under the terms of this Service Agreement, Mr. Moffitt is employed as the President of Octavian, for which he receives a salary of US$375,000 per annum. Mr. Moffitt also is entitled to receive a discretionary annual bonus based on his performance and the performance of Octavian but no bonus was paid during the course of 2009. Mr. Moffitt has agreed not to be engaged in any business that is competitive with the business of Octavian, during his employment with Octavian and for two years after the termination of the Service Agreement.

Peter Brenninkmeijer

Octavian entered into a Statement of Particulars of Employment with Peter Brenninkmeijer effective as of April 2, 2008. Under the terms of his employment agreement, Mr. Peter Brenninkmeijer is employed as the Group Financial Director of Octavian, for which he receives a salary of €192,000 per annum (US$275,194 based on the December 31, 2009 Exchange Rate of €1=US$1.4333).  From January 1, 2009 through June 30, 2009 Mr Brenninkmeijer was paid €16,000 per month (US$22,933 based on the 2009 Average Exchange Rate of €1=US$1.4333).  Mr. Brenninkmeijer’s salary decreased to €13,600 per month from July 1, 2009 through December 31, 2009 (US$19,493 based on the 2009 Average Exchange Rate of €1=US$1.4333). Mr. Peter Brenninkmeijer also is entitled to receive a discretionary annual bonus based on his performance and the performance of Octavian but no bonus was paid during the course of 2009. Mr. Peter Brenninkmeijer has agreed not to be engaged in any business that is competitive with the business of Octavian, during his employment with Octavian and for two years after the termination of his employment agreement.

Family Relationships

 Mr. Harmen Brenninkmeijer, our Chief Executive Officer, and Mr. Peter Brenninkmeijer, our Chief Financial Officer, are brothers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information concerning beneficial ownership of our capital stock as of March 30, 2010, by:

•	Each shareholder, or group of affiliated shareholders, that we know owns more than 5% of any class of our outstanding capital stock;
•	Each of our named executive officers;

•	Each of our directors; and

•	All of our directors and named executive officers as a group.

For more information regarding our principal shareholders and the relationship, position and office they have had with us, see “Certain Relationships and Related Transactions” and “Management – Directors and Executive Officers”. As of March 30, 2010, there were 10,769,093 shares of our Common Stock outstanding.

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)
5% Shareholders:

Ziria Enterprises Limited (3)	Common Stock	3,295,000	(4)	30.60%

Management:
Charles Hiten (5)	Common Stock	5,450,120	(6)	50.61%

Harmen Brenninkmeijer (3)	Common Stock	3,295,000	(7)	30.60%

Peter Moffitt	Common Stock	—		* %

Peter Brenninkmeijer	Common Stock	—		* %

All executive officers and directors as a group (3 persons)	Common Stock	8,745,120		81.21%

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

(2)
Based upon 10,769,102 shares of our Common Stock issued and outstanding as of March 30, 2010. Does not include any shares of our Common Stock issuable upon conversion of convertible debentures, warrants or options of the Company outstanding.

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

(5)
Charles Hiten is an affiliate of Austrian Gaming Industries GmbH, which is 100% owned by Novomatic AG Holding, an Austrian public company. All shares of our Common Stock held by AGI were transferred to Mr. Hiten on November 12, 2009.

(6)
Includes (i) 2,146,667 shares of our Common Stock issued to AGI in the Share Exchange Transaction, (ii) 354,484 shares of our Common Stock issued to AGI in the Private Placement and (iii) 2,948,969 shares of our Common Stock issued to AGI pursuant to the Debenture Purchase Agreement and Exchange. Does not include (i) 1,772,419 shares of our Common Stock issuable upon conversion of the Debenture issued to AGI in the Private Placement; (ii) 1,329,315 shares of our Common Stock issuable upon conversion of the Debenture issued to AGI in the Debenture Purchase Agreement (iii) 1,612,903 shares of our Common Stock issuable to AGI upon exercise of Warrants issued to AGI in the Private Placement; (iv) 3,267,266 shares of our Common Stock issuable to AGI upon exercise of Warrants issued to AGI in the Debenture Purchase Agreement and (v) 1,073,333 shares usable upon exercise of a seven-year warrant exercisable at US$3.10 per share, since, under the terms of these securities, they may not be exercised or converted by AGI for more than 60 days, to the extent that AGI then beneficially owns greater than 4.99% of the issued and outstanding shares of  our Common Stock or such exercise or conversion would cause it to own greater than 4.99%.

(7)
Includes 3,295,000 shares issued pursuant to the Share Exchange Transaction and held by Ziria. Does not include 1,647,500 shares issuable upon exercise of a seven-year warrant at US$3.10 per share and (iii) 214,000 Earn Out Shares issued to Mr. Brenninkmeijer on January 9, 2009, under the Employment Agreement and subsequently transferred to AGI. Does not include any of the up to 2,780,000 Earn Out Shares which may be issuable to Mr. Brenninkmeijer under the terms of his Employment Agreement, as none of these shares is issuable within sixty days of the date of this annual report.

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

Additionally, pursuant to the Share Exchange, Octavian Global made representations and warranties to Octavian International and the Octavian Securities Holders, and Octavian International made representations and warranties to Octavian Global, in each case, regarding their respective businesses, operations and affairs. All representations and warranties in the Share Exchange terminated on April 30, 2009. In the event that the representations and warranties made by the Company or the House Fly Shareholders resulted in damages to us and/or the Octavian Securities Holders, the limitation on liability afforded to the House Fly Shareholders and the termination of the representations and warranties prevented a recovery of all damages incurred. The representations and warranties of each of the parties in the Share Exchange (and in any related documents or agreements) did not state all of the facts necessary to completely and accurately represent the true state of affairs of Octavian Global and Octavian International, as the case may be, and were subject to significant qualifications and exceptions. Rather, such representations and warranties were primarily intended to serve as an allocation of risk among the parties. Accordingly, such representations and warranties should not be relied upon or viewed as accurate statements of actual facts or disclosure by either of the parties.

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

•
On October 30, 2008 AGI restructured €8 million  (USD $11,466,400 at December 31, 2009 based on the December 31, 2009 exchange rate of €1=USD $1.4333) into a four-year loan (the “Loan Agreement”), which accrues interest at a rate of three-month USD LIBOR plus four percent (4%) (capped at a maximum rate of eight percent (8%)) per year, and is payable in equal monthly installments of €166,667 (USD $238,884 based on the December 31, 2009 exchange rate of €1=USD $1.4333) over a period of 48 months, commencing on October 30, 2008. As security for the obligation, the Company granted AGI a security interest in all intellectual property rights (including rights in software) in certain of the Company’s intellectual property, including the source and object code for the Company’s Accounting, Control, and Progressives product; the Company’s Maverick product and any modifications; and the Company’s Maverick games and any modifications, ExtraCash and Advanced Gaming Engine, along with all related materials (the “IP Rights”).  The Company had not paid the monthly installments due in March and April 2009 and was technically in default of the Loan Agreement.  With the agreement of AGI these installments were brought up to date immediately following the new private placement which closed on May 14, 2009 and the Company was no longer in default.  For a more detailed discussion of the new private placement, please see the Form 8-K filed with the SEC on May 20, 2009 and incorporated herein by reference.

The Company had not paid the monthly installments due in June and July 2009 and was technically in default of the Loan Agreement.  On August 4, 2009, the Company and AGI amended the loan agreement (the “Amendment Agreement”).  Pursuant to the Amendment Agreement, monthly payments to be made under the Loan Agreement were suspended for a period of twelve (12) months, beginning on June 30, 2009 and ending on May 31, 2010, effectively extending the term of the Loan Agreement from 48 months to 60 months and, as of August 4, 2009, the Company is no longer in default.  For a more detailed discussion of the Amendment Agreement and related transactions, please see the Form 8-K filed with the SEC on August 7, 2009 and incorporated herein by reference.

•	AGI invested US$5 million in the Private Placement.

•
Octavian agreed to repay outstanding accounts payable to AGI, as of the closing date of the Private Placement, in an aggregate amount of €6,756,207 (US$8,637,810.65 based on the October 30, 2008 Exchange Rate of €1 = US$1.2785) as follows: €2 million (US$2,557,000 based on the October 30, 2008 Exchange Rate of €1 = US$1.2785) from the proceeds of the Private Placement and the remaining balance in four equal installments of €1,189,051.45 payable on November 30, 2008, December 31, 2008, January 31, 2009 and February 28, 2009.  The initial payment of €2 million was made from the proceeds of the Private Placement.  The Company was late on all of the payments owed to AGI.   Pursuant to the terms of the Debenture Purchase Agreement, Austrian AGI agreed to exchange (the “Exchange”) outstanding accounts payables owed to it by the Company, in the aggregate amount of $6,378,526, for (i) Convertible Debentures of the Company (the “Exchange Debentures”) with a principal amount of $6,378,526 which Exchange Debentures provided for similar terms as the Finance Debentures, except that they were issued without any original issue discount, (ii) an aggregate of 411,518 shares of Common Stock, (iii) five-year Common Stock Purchase Warrants, in the same form as Finance Warrants, to purchase up to an aggregate of 1,028,795 shares of Common Stock at an initial exercise price of $3.10 per share and (iv) seven-year Common Stock Purchase Warrants, in the same form as the Finance Warrants, to purchase up an aggregate of 1,028,795 shares of Common Stock at an initial exercise price of $4.65 per share, which exercise prices and the number of shares exercisable thereunder are subject to adjustment as set forth therein. Immediately upon the consummation of the Purchase Agreement, the Exchange Debenture was converted into 2,057,589 shares of Common Stock.

•
On August 4, 2009, we entered into a Loan Agreement (the “2009 Loan Agreement”) with AGI.   Pursuant to the Loan Agreement, AGI agreed to loan the Company $2 million (the “2009 Loan”), to be made in two equal installments of $1 million.  The first installment was to be made five (5) business days from the date of execution of the Loan Agreement and the second installment was to be made on or about August 15, 2009.   Interest shall accrue at a rate of three month USD LIBOR plus four percent (4%) (capped at a maximum rate of eight percent (8%)) per year.  Pursuant to the terms of the 2009 Loan Agreement, interest shall be paid on a monthly basis with the principal amount due and payable in full on June 30, 2010.  As security for the 2009 Loan, the Company has granted a security interest in the IP Rights as further set forth in the Intellectual Property Rights Transfer Agreement by and among the Company, Ziria Enterprises Ltd, Harmen Brenninkmeijer and AGI, dated August 4, 2009 (the “Transfer Agreement”).  Upon an event of default, the IP Rights shall transfer to AGI, pursuant to the terms and conditions of the Transfer Agreement.  The 2009 Loan Agreement and the Transfer Agreement were filed as exhibits to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2009 and incorporated herein by reference

Debentures and Warrants Purchase Agreement

On May 14, 2009, we entered into a Debentures and Warrants Purchase Agreement (the “Debenture Purchase Agreement”) with certain accredited investors (the “Investors”), and closed a private placement offering pursuant to which we raised gross proceeds of $4 million and, among other things, issued and sold (i) Original Issue Discount Convertible Debentures, a form of which is attached as Exhibit 4.5 to this current report and incorporated herein by reference (the “Finance Debentures”), with an aggregate principal face amount of $4,395,600, which Finance Debentures are convertible into shares of the Company’s common stock, par value $.001 per share (the “Common Stock”), at a conversion price of $3.10 per share, subject to adjustment as set forth therein, (ii) an aggregate of 283,587 shares of Common Stock to the Investors (the “Finance Shares”), (iii) five-year Common Stock Purchase Warrants, to purchase up to an aggregate of 645,161 shares of Common Stock at an initial exercise price of $3.10 per share and (iv) seven-year Common Stock Purchase Warrants to purchase up to an aggregate of 645,161 shares of Common Stock at an initial exercise price of $4.65 per share, which exercise prices and number of shares exercisable thereunder are subject to adjustment as set forth therein (the “Finance Warrants”).  A form of Finance Warrant and a form of Finance Debenture were filed as exhibits in the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2009 and incorporated herein by reference.  The Debenture Purchase Agreement was filed as an exhibit in the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2009 and incorporated herein by reference.

Stockholder Agreement

Concurrent with the Debenture Purchase Agreement, the Company entered into a Stockholder Agreement (the “Stockholder Agreement”) with Ziria Enterprises Limited (“Ziria”), a corporation of which Harmen Brenninkmeijer, the Company’s Chairman and Chief Executive Officer, is the sole shareholder; AGI; and Mr. Brenninkmeijer.  Ziria, AGI and Mr. Brenninkmeijer are sometimes referred to hereafter collectively as the “Principal Stockholders” and each individually as a “Principal Stockholder.”  Pursuant to the Stockholder Agreement, the Principal Stockholders and the Company agreed to certain terms and conditions regarding the ownership of the shares of Common Stock held by the Principal Stockholders (the “Principal Shares”), including certain restrictions on the voting and transfer of the Principal Shares, as well as management of the Company and its subsidiaries.  In addition, the Stockholder Agreement provided that the board of directors of the Company (the “Board”) should consist of Mr. Brenninkmeijer, Peter Brenninkmeijer and Peter Moffitt, each of whom was a director of the Company prior to the execution of the Stockholder Agreement, and, in addition, one designee of AGI (the “AGI Designee”) and one designee of Harmen Brenninkmeijer (the “HB Designee”), which should be in addition to Mr. Brenninkmeijer’s seat on the Board.  No additional seats on the Board could be created and no other person or entity could be appointed to the Board without the prior written consent of Harmen Brenninkmeijer and AGI; provided, however, that the AGI Designee could be removed at anytime by AGI and replaced by another person appointed solely by AGI.  Similarly, the HB Designee could be removed at any time by Harmen Brenninkmeijer and replaced by another person appointed solely by him. The Stockholder Agreement further provided that the management of the Company should be conducted in the manner it was being conducted immediately prior to the execution of the Stockholder Agreement; provided that AGI had consent rights with respect to certain corporate actions as set forth therein.  AGI subsequently appointed Charles Hiten as the AGI Designee.

All of the specific terms and conditions of the Stockholder Agreement are set forth in the copy of the Stockholder Agreement which was filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2009 and incorporated herein by reference.

Change of Control

As a result of the securities issued to AGI under the provisions of the Debenture Purchase Agreement and pursuant to the Exchange, AGI increased its beneficial ownership of our Common Stock to approximately 50.61% from approximately 31.2%.  Such increase in AGI’s beneficial ownership is deemed to have been a change of control. AGI’s ownership of greater than 50% of our voting capital stock outstanding, effectively provided AGI with a sole right of approval with respect to all corporate actions of the Company requiring a vote of the Company’s stockholders.   Additionally, pursuant to the terms of the Stockholder Agreement, the Company should not take (or, to the extent applicable, permitted any subsidiary of the Company to take) certain actions, or enter into any arrangement or contract to do certain actions, without the prior approval of the AGI Designee.  Such actions included, but were not limited to: (i) making any amendment to the certificate of incorporation, by-laws or other organizational document of the Company or any material subsidiary; (ii) incurring capital expenditures in excess of $1,000,000 per annum; (iii) making an assignment of its assets for the benefit of its creditors or an assignment of the assets of another entity for the benefit of such entity’s creditors; (iv) entering into any joint venture with or equity investment in any Person, including any equity investment in any Subsidiary, in any amount greater than $250,000; (v) the issuance of Common Stock or Common Stock equivalents other than pursuant to a stock or option plan previously approved by the Board of Directors; and (vi)  incurring, assuming or refinancing of any indebtedness or liens for borrowed money (including, without limitation, through capital leases, acting as a surety, the issuance of debt securities or the guarantee of indebtedness of another person) in an amount greater than $500,000 per annum.  The foregoing list of actions of the Company is not intended to be a complete list of all actions specifically addressed under the terms of the Stockholder Agreement and is qualified in its entirety by reference to the Stockholder Agreement.

On November 12, 2009, the Company received notification from AGI that it had transferred all of its Common Stock to Mr. Charles Hiten, a member of our Board of Directors and an affiliate of AGI.  As a result of such transfer, Mr. Hiten is the beneficial owner of approximately 50.61% of our Common Stock.

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

In satisfaction of its obligations under the PacificNet Termination Agreement, Octavian issued to PacificNet 61 Ordinary Shares of Octavian International prior to the Share Exchange, which were exchanged for 199,333 shares of our Common Stock. As part of its settlement agreement with PacificNet, Inc., PacificNet was granted the one-time right to purchase up to a number of shares that would cause its ownership of Octavian International as of the date of exercise of the option to equal 5% of the equity of Octavian International provided that such right was exercised prior to May 14, 2009.  No option to exercise was undertaken by PacificNet prior to this deadline.

PacificNet also agreed, under the terms of the PacificNet Termination Agreement, to issue 500,000 shares of PacificNet’s common stock to Octavian as it directs.  These PacificNet shares were subject to a one-year lock up and sale restriction, any sale of these shares must be communicated to PacificNet in advance, PacificNet has the right of refusal to arrange buyers for the shares, and PacificNet will be entitled to half of the net gain on any partial sale of PacificNet shares.

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

Upon receipt of funding, Octavian agreed to pay PacificNet US$200,000 in consideration for PacificNet’s localization and language translation of Octavian’s products into the Chinese language. Additionally, Octavian agreed to use its reasonable endeavors to meet minimum sales targets from the sale of PacificNet’s machines of: US$4 million during the twelve month period ended mid-year 2009 and US$6 million during the twelve month period ended mid-year 2010. Octavian’s commitment to achieving these targets was agreed to by Octavian undertaking to use its reasonable endeavors to comply. PacificNet agreed to provide appropriate support to assist in achieving these goals. On January 5, 2009, Octavian received a letter from PacificNet pursuant to which it has asserted a claim against Octavian for certain alleged events of default by Octavian   under the PacificNet Termination Agreement (the “Claim”).  Pursuant to the Claim, PacificNet demanded payments, in an aggregate amount of $280,000, for certain services allegedly performed by PacificNet, as well as the reimbursement of certain expenses related to prior transactions between the parties.  The Company’s management has reviewed the Claim and believes that it is without merit and plans to defend against any actions taken by PacificNet accordingly.

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

Item 14.   Principal Accountant Fees and Services

Our principal outside auditor is Kabani & Co. (“Kabani”). Set forth below are the fees and expenses for Kabani for each of the last two years for the following services provided to us:

	2009	2008

Annual Audit Fees	$115,000	$115,000

Audit-Related Fees for the review of the 10-Q quarterly reports	$80,000	$80,000

Tax Fees	$—	$—

Other Fees	$—	$—

Total Fees	$195,000	$195,000

Part IV

Item 15. Exhibits, Financial Statement Schedules

a)
The financial statements included as part of this Form 10-K are identified in the index to the financial statements appearing in Item 8 of this Form 10-K and which index is incorporated in this Item 15 by reference.

b)	Exhibits

Exhibit Number and Document Description

Exhibit	Description

2.1	Share Exchange Agreement by and among Octavian International Limited, House Fly Rentals, Inc., Robert McCall and the shareholders of Octavian International Limited , dated October 30, 2008 (1)

2.2	Agreement and Plan of Merger between House Fly Rentals, Inc. and Octavian Global Technologies, Inc., dated as of October 30, 2008 (1)

3(i).1	Amended and Restated Articles of Incorporation, as filed with the Secretary of State of Nevada on December 1, 2008 (2)

3(i).2	Articles of Merger, as filed with the Secretary of State of Nevada on November 3, 2008 (1)

3(ii).1	Amended and Restated Bylaws (1)

4.1	Form of Debenture pursuant to the Securities Purchase Agreement between Octavian Global Technologies, Inc. (f/k/a House Fly Rentals Inc. and certain purchasers, dated October 30, 2008 (1)

4.2	Form of Warrant pursuant to the Securities Purchase Agreement between Octavian Global Technologies, Inc. (f/k/a House Fly Rentals Inc. and certain purchasers, dated October 30, 2008 (1)

4.3	Form of Warrant pursuant to the Employment Agreement by and between Octavian Global Technologies, Inc. and Harmen Brenninkmeijer, dated October 30, 2008 (1)

4.4	Specimen of Common Stock Certificate (3)

4.5	Form of Debenture pursuant to the Debentures and Warrants Purchase Agreement between Octavian Global Technologies, Inc. and certain purchasers, dated May 14, 2009 (4)

4.6	Form of Warrant pursuant to the Debentures and Warrants Purchase Agreement between Octavian Global Technologies, Inc. and certain purchasers, dated May 14, 2009 (4)

5.1	Opinion and Consent of The O’Neal Law Firm, P.C.(5)

10.1	EZpay Distributorship Agreement between Octavian International Europe and IGT Europe, dated October 3, 2007 (1)

10.2	Software Escrow Agreement between Austrian Gaming Industries GmbH, Octavian International and NCC Escrow International Limited, dated, October 30, 2008 (1)

10.3	Lilac Advisors, LLC Engagement Letter, dated April 24, 2008 (1)

10.4	Framework Agreement by and among Octavian International Limited, Ziria Enterprises Ltd, Harmen Brenninkmeijer and Austrian Gaming Industries GmbH dated August 11, 2008 (1)

10.5	Intellectual Property Rights Transfer Agreement by and among Octavian International Limited, Ziria Enterprises Ltd, Harmen Brenninkmeijer and Austrian Gaming Industries GmbH dated October 30, 2008 (1)

10.6	Loan Agreement between Austrian Gaming Industries GmbH and Octavian International Limited dated October 30, 2008 (1)

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

10.12	Securities Purchase Agreement between Octavian Global Technologies, Inc. (f/k/a House Fly Rentals Inc.) and certain purchasers, dated October 30, 2008 (1)

10.13	Employment Agreement by and between Octavian Global Technologies, Inc. and Harmen Brenninkmeijer, dated October 30, 2008 (1)

10.14	Service Agreement between Octavian International Limited and Peter Moffitt dated October 16, 2008 (1)

10.15	Statement of Particulars of Employment From Octavian International Ltd. to Peter Brenninkmeijer, dated March 15, 2008 (1)

10.16	Letter Agreement between Octavian International Limited and Oppenheimer & Co. Inc., dated October 8, 2008 (1)

10.17	Amendment No. 1 to Employment Agreement between Octavian Global Technologies, Inc. and Harmen Brenninkmeijer dated December 8, 2008 (6)

10.18	Debentures and Warrants Purchase Agreement between Octavian Global Technologies, Inc. and certain purchasers, dated May 14, 2009 (4)

10.19	Consent and Amendment between Octavian Global Technologies, Inc. and certain purchasers, dated May 14, 2009 (4)

10.20	Stockholder Agreement by and among Octavian Global Technologies, Inc., Ziria Enterprises Limited, Harmen Brenninkmeijer and Austrian Gaming Industries GmbH, dated May 14, 2009 (4)

10.21	Amended and Restated Employment Agreement between Octavian Global Technologies, Inc. and Harmen Brenninkmeijer, dated May 14, 2009 (4)

10.22	Loan Agreement between Austrian Gaming Industries GmbH and Octavian International Limited, dated August 4, 2009 (7)

10.23	Intellectual Proprty Rights Transfer Agreement by and among Octavian International Limited, Ziria Enterprises Ltd., Harmen Brennikmeijer and Austrian Gaming Industries GmbH, dated August 4, 2009 (7)

10.24	Form of Software Escrow Agreement between Austrian Gaming Industries GmbH, Octavian International Limited and NCC Escrow Internationa Limited (7)

10.25	Amendment Agreement between Austrian Gaming Industries GmbH and Octavian International Limited, dated August 4, 2009 (7)

16.1	Letter dated November 10, 2008 to the Securities and Exchange Commission from John Kinross-Kennedy, C.P.A.(8)

21	Subsidiaries (9)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-4(a)) (9)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)) (9)

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)) (9)

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)) (9)

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
(4) Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2009   (File No. 333-146705)
(5) Incorporated by reference from the Company’s Registration Statement on Form SB-2 filed with the SEC on October 15, 2007
(6) Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2009 (File No. 333-146705)
(7) Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2009
(8) Incorporated by reference from the Company’s Current Report on Form 8-K/A filed with the SEC on November 10, 2008
(9) Filed herewith

*   Confidential treatment requested with respect to portions of this document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the United Kingdom on March 30, 2010.

OCTAVIAN GLOBAL TECHNOLOGIES, INC.

Dated: March 30, 2010	By:	/s/Harmen Brenninkmeijer
Harmen Brenninkmeijer
Chairman and Chief Executive Officer

Dated: March 30, 2010	By:	/s/Peter Brenninkmeijer
Peter Brenninkmeijer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harmen Brenninkmeijer	Chairman and Chief Executive Officer	March 30, 2010
Harmen Brenninkmeijer	(Principal Executive Officer)

/s/ Peter Brenninkmeijer	Chief Financial Officer and Director	March 30, 2010
Peter Brenninkmeijer	(Principal Financial Officer and Principal
Accounting Officer)

/s/ Peter Moffitt	President and Director	March 30, 2010
Peter Moffitt

OCTAVIAN GLOBAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Octavian Global Technologies, Inc. and Subsidiaries.

We have audited the accompanying consolidated balance sheets of Octavian Global Technologies Inc. and Subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. As of and for the year ended December 31, 2009, we did not audit the financial statements of Octavian Italy S.r.l., whose equity investment by the Company amounts to $864,049 as on December 31, 2009, and total share of net income in the equity amounts to $582,485 for the year ended December 31, 2009. Those statements were audited by other auditors whose reports have been furnished to us, and in our opinion, insofar as it relates to the amounts included for Octavian Italy S.r.l. for the year ended December 31, 2009 are based solely on the report of the other auditors.

We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Octavian Global Technologies Inc. and Subsidiaries and the results of its consolidated operations and its cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended December 31, 2009, the Company incurred net losses of $13,814,708. In addition, the Company has working capital deficit of $2,382,825 and accumulated deficit of $38,238,598 as of December 31, 2009. The Company's operations are mainly dependent upon one major supplier Austrian Gaming Industries to whom the Company's total purchases amounting $470,000 for the year ended December 31, 2009 and owes approximately $12 million as of December 31, 2009. These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
March 31, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Octavian International Limited.

We have audited the accompanying balance sheet of Octavian Italy S.r.l. as of December 31, 2009, and the related statements of operations and shareholders' deficit for the period from January 1, 2009 to December 31, 2009 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Octavian Italy S.r.l. at December 31, 2009, and the results of its operations for the period from January 1, 2009 to December 31, 2009, in conformity with U.S. generally accepted accounting principles.

BDO S.p.A.

/s/ Alessandro Gigliarano
Alessandro Gigliarano
(Director)

Verona, Italy
March 31, 2010

Octavian Global Technologies, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2008

	December 31,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$357,641	$2,829,641
Accounts receivable, net of allowance for	-
doubtful accounts of $3,257,188 and $11,474,117	1,104,406	7,038,708
Loans receivable	79,640	469,161
Loans receivable - related parties	1,020,183	1,348,359
Inventories, net	1,575,415	1,475,826
Other receivable	892,172	809,681
Value added taxes receivable	700,506	603,360
Total current assets	5,729,963	14,574,736

PROPERTY AND EQUIPMENT, net	1,418,345	1,386,246

INVESTMENTS	892,829	226,094

INTANGIBLE ASSETS, net	3,687,293	2,759,572

TOTAL ASSETS	$11,728,430	$18,946,648

LIABILITIES AND DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,299,353	$7,097,203
Accrued expenses	2,011,539	2,887,280
Bank overdrafts	10,111	87,955
Current portion of loan payables	3,934,534	3,570,369
Customer deposits	160,438	397,482
Unearned revenue	696,795	845,057
Shares to be issued to an officer	-	663,400
Shares to be issued to investors	18	-

Total current liabilities	8,112,788	15,548,746

LONG TERM LIABILITIES:
Loans payable	7,953,258	7,796,931
Tax Liability	303,591	-
Convertible debenture	14,775,667	10,244,505
	23,032,516	18,041,436

DEFICIT:
Octavian stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding
Common stock, $0.001 par value; 150,000,000 shares authorized;
10,751,378 and 7,802,408 issued and outstanding at December 31, 2009
and December 31, 2008, respectively	10,751	7,802
Additional paid-in capital	15,820,256	5,781,837
Stock Subscription Receivable	(1,000,000)	-
Accumulated other comprehensive income	3,953,919	5,274,801
Accumulated deficit	(38,238,598)	(25,744,772)
Total Octavian stockholders' deficit	(19,453,672)	(14,680,332)
Noncontrolling interest	36,798	36,798
Total deficit	(19,416,874)	(14,643,534)

TOTAL LIABILITIES AND DEFICIT	$11,728,430	$18,946,648

The accompanying notes are an integral part of these consolidated financial statements

Octavian Global Technologies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2009 AND 2008

	Year Ended December 31,
	2009	2008

Revenue
Systems	$3,880,645	$7,912,485
Games	5,687,919	2,263,159
Lottery	312,703	100,498
Supplies	1,823,734	29,350,925
Net Revenue	11,705,001	39,627,067

Cost of Revenue
Systems	1,356,120	1,914,228
Games	1,669,546	1,337,657
Lottery	382,687	248,060
Supplies	1,361,066	24,744,186
Total Cost of Revenue	4,769,419	28,244,131

Gross profit	6,935,582	11,382,936

Operating expenses
General, administrative and selling expenses	14,190,873	16,792,256
Depreciation and amortization	2,286,282	800,670
(Gain) Loss on disposal of fixed assets	40,572	(340,823)
Research and development	-	94,005
Capital raising fees	-	134,507
Impairment of investment	67,000	-
Total operating expenses	16,584,727	17,480,615

Loss from operations	(9,649,146)	(6,097,679)

Non-operating income (expense):
Other income , net	19,341	189,969
Interest expense- Warrant and debt issue cost	(4,155,845)
Interest expense	(541,598)	(652,011)
Share of earnings in equity investment	582,485	273,237
Foreign currency transaction gain (loss)	1,556,482	(4,103,630)

Total non-operating expense	(2,539,135)	(4,292,435)

Net loss before taxes and discontinued operations	(12,188,281)	(10,390,114)

Taxation	260,369	387,363
Net Loss including non-controlling interest before discontinued operations	(12,448,650)	(10,777,477)

Less: (Income)/Expense from discontinued operations	45,176	-
Net Loss including non-controlling interest	(12,493,826)	(10,777,477)

Less: Net (income) loss attributed to non-controlling interest	-	(6,276)
Net loss attributable to Octavian	(12,493,826)	(10,783,753)

Other comprehensive income:
Foreign currency translation adjustments	(1,320,882)	4,966,392

Comprehensive Loss	$(13,814,708)	$(5,817,361)

Weighted average shares outstanding
Basic and diluted	9,763,993	4,008,388

Loss per share attributed to Octavian stockholders:
Basic and diluted	$(1.28)	$(2.69)
*Basic and diluted weighted average number of shares are considered equivalent as the effect of dilutive shares is anti-dilutive

The accompanying notes are an integral part of these consolidated financial statements

Octavian Global Technologies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2009

			Additional	Other		Stock	Total
	Common Stock		Paid-in	Comprehensive	Retained	Subscription	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Receivable	Deficit

Balance, December 31, 2007	3,294,050	$3,294	$-	$308,409	(14,961,019)	$-	$(14,649,316)

Shares issued in settlement of account payable	2,147,574	2,148	5,109,115				5,111,263

Shares issued for consulting services	490,797	491	219,595				220,086

Shares issued in satisfaction of obligations	200,930	201	89,799				90,000

Shares issued in connection with reverse merger	1,345,318	1,345	17,330				18,675

Shares repurchased and cancelled	(597,919)	(598)	(299,402)				(300,000)

Shares issued with convertible debenture	921,658	921	444,375				445,296

Warrant expense for employee compensation			109,130				109,130

Warrants issued with convertible debenture			84,087				84,087

Warrants issued as finders fee			6,607				6,607

Warrants issued as financing costs			1,201				1,201

Change in foreign currency translation gain				4,966,392			4,966,392

Net loss					(10,783,753)		(10,783,753)

Balance, December 31, 2008	7,802,408	7,802	5,781,837	5,274,801	(25,744,772)		(14,680,332)

Shares of common stock issued to officer	214,000	214	663,186				663,400

Debt equity Swap	2,057,589	2,058	8,465,340			(1,000,000)	7,467,398

Shares of common stock issued as debt issuing costs	677,381	677	909,892				910,569

Change in foreign currency translation gain				(1,320,882)			(1,320,882)

Net Loss					(12,493,826)		(12,493,826)

Balance, December 31, 2009	10,751,378	$10,751	$15,820,255	$3,953,919	$(38,238,598)	$(1,000,000)	$(19,453,673)

The accompanying notes are an integral part of these consolidated financial statements

Octavian Global Technologies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER, 2009, AND 2008

	December 31,	December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(12,493,826)	$(10,777,477)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	2,286,282	800,670
Foreign exchange gain/loss	(1,556,482)	4,103,630
(Gain)/loss on disposal of property and equipment	40,572	(340,823)
Bad debt expense	2,843,094	1,330,497
Inventory reserves	145,659	-
Share of earnings from equity investment	(582,485)	(273,237)
Amortization of debt discounts	4,155,845	60,503
Shares of common stock issued to an officer	-	663,400
Shares of common stock issued for consulting services	-	220,086
Warrant expense for financing costs	-	7,808
Warrant expense for employee compensation	-	109,130
(Increase) / decrease in assets:
Accounts receivable	5,043,560	(5,732,299)
Other receivable	588,705	(339,881)
Inventory	(418,182)	167,452
Prepaid expenses and other current assets	-	2,178
Other assets	(5,964)	(2,286,614)
Increase / (decrease) in liabilities:
Accounts payable	81,066	6,175,967
Accrued expenses	(1,532,609)	1,886,646
Customer deposits	(238,104)
Deferred revenue	(227,888)	(2,137,605)
Long term tax liabilities	310,247	-

Net cash used in operating activities	(1,560,510)	(6,359,969)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment	(818,677)	(1,496,684)
Increase of intangible assets	(2,228,701)	(1,945,085)
Collections on loans from related parties	-	48,976
Increase in loans receivable	(192,192)	(1,434,023)
Loans to related parties	(186,390)	-
Cash acquired in reverse merger	-	18,675

Net cash used in investing activities	(3,425,960)	(4,808,141)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments on short term loans	(584,356)	(1,408,351)
Repayments on short term overdrafts	(81,274)	-
Issuance of convertible debenture	3,000,000	13,000,000
Repurchase of shares of common stock	-	(300,000)
Issuance of notes payable		1,239,668
Net cash provided by financing activities	2,334,370	12,531,317

Effect of exchange rate changes on cash and cash equivalents	180,100	(971,212)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,472,000)	391,995

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,829,641	2,437,646

CASH AND CASH EQUIVALENTS, END OF YEAR	$357,641	$2,829,641

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$480,212	$554,283
Income taxes paid	$220,715	$720,866

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:

Issuance of common stock to settle accounts payable	66,400	$5,111,263
Issuance of common stock in repayment of accounts payable	371,499	$90,000
Reclassification of account payable to note payable	539,088	$10,188,000
Conversion of related party account payable to convertible debenture	$6,378,526	-

Issued subscription receivable for 354,484 shares of common stock	$1,000,000	$-

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

On October 30, 2008, House Fly Rentals, Inc (“House Fly”) a Nevada corporation, entered into a Share Exchange Agreement with  Octavian International Limited (“Octavian”) and the holders of all of the issued and outstanding securities of the Octavian by which all of the securities of Octavian were exchanged for securities in House Fly. Pursuant to the terms of the Share Exchange Agreement, House Fly acquired 100 percent of the issued and outstanding shares of Octavian. Accordingly, the merger was accounted for as a reverse acquisition of House Fly by Octavian and resulted in a recapitalization of Octavian in a manner similar to the pooling of interest method. Concurrent with the merger, the name of House Fly was changed to Octavian Global Technologies, Inc (“the Company”) effective November 30, 2008.

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

On November 12, 2009, the Company received notification from AGI that it had transferred all of its Common Stock to Mr. Charles Hiten, a member of our Board of Directors and an affiliate of AGI.  As a result of such transfer, Mr. Hiten is the beneficial owner of approximately 50.61% of our Common Stock.

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred accumulated losses of $38,238,598 and a negative net working capital of $ 2,382,825 as of December 31, 2009. In addition, the Company’s operations are dependent on one major supplier, Austrian Gaming Industries, to whom the Company owes approximately $11.7 million as of December 31, 2009. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Octavian Global Technologies, Inc. and its subsidiaries as follows:

Subsidiary	Place Incorporated	% Owned
Octavian International Ltd.	England and Wales	100
Casino Amusement Technology Supplies Ltd.	England and Wales	100
Octavian Latin America S.A.	Colombia	100
Octavian International (Europe) Ltd.	England and Wales	100
Octavian International (Latin America) Ltd.	England and Wales	100
Octavian Ukraine	Ukraine	100
Octavian SPb	Russia	100
Atlantis	Russia	100
Argelink S.A.	Argentina	100
Octavian Italy Srl	Italy	50
Octavian Germany Limited	England and Wales	51
Octavian Germany GmbH (a wholly owned subsidiary of Octavian Germany Limited)	Germany	51

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

On the August 6, 2009, Argelink S.A. changed its name to Octavian de Argentina S.A. Argelink S.A.was incorporated on July 11, 2002 in Argentina, and became a wholly owned subsidiary of Octavian International, Ltd on August 17, 2007.

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

For comparative purposes, prior year’s consolidated financial statements have been reclassified to conform to report classifications of the current year.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. At December 31, 2009 and December 31, 2008, the balance in allowance for doubtful accounts was $3,257,188 and $11,474,117, respectively.

Inventories

Inventory is stated at the lower of cost or market. Cost is determined using the first in, first out method. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. As of December 31, 2009 and December 31, 2008 the Company believes that the reserve is adequate.

Other Receivable

Other receivable consists of prepayments, supplier commissions, other debtors and Value Added Tax.

Property and Equipment

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

Investments

The Company has 50% ownership in the joint venture company that is accounted for using the equity method. The Company's share of earnings from the affiliated company is reflected in income as earned, while dividends are credited against the investments in affiliated companies when received (Note 15)

The Company has investment in various entities as on December 31, 2009 and 2008, as per follows:

	December 31,	December 31,
	2009	2008
Investment under equity method (Note 15)	$864,049	$226,094
Investments - others	28,780
Total	$892,829	$226,094

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

Long-Lived Assets

The Company applies the provisions of  Statement of Financial Accounting Standards No. 144 (ASC 360), “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144 (ASC 360). SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2009 and December 31, 2008, there were no impairments of its long-lived assets.

Intangible Assets

Intangible assets consist of product developments, intangible game developments, game work-in-progress, game development and lottery development.  All intangible assets are amortized over 3 years.

Included in the total cost of intangible assets at December 31, 2009 is an amount of $1,961,166 which relates to incomplete games development and lottery projects which are not yet amortized. Substantially all of the intangible assets are pledged as security for outstanding indebtedness.

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

Unearned Revenue

Unearned revenue represents goods invoiced before year end but not delivered and therefore not included in revenue. These goods will be released into revenue once it is delivered. As at December 31, 2009 and 2008 unearned revenue amounted to $696,795 and $845,057 respectively.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended December 31, 2009 and 2008 were $87,637and $100,255 respectively.

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

Concentration of credit risk

Cash includes cash on hand and demand deposits in accounts maintained within England, Colombia, Russia, Rwanda, Argentina, Italy and Germany. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company does not maintain balances at financial institutions located in the United States.  The balances held are not covered by the Federal Deposit Insurance Corporation.  As of December 31, 2009 and December 31, 2008, the Company had deposits totalling $357,641 and $2,829,641, respectively. The Company has not experienced any losses in such accounts.

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

The Company recorded translation losses of $1,320,882 and gains of $4,966,392 for the year ended December 31, 2009 and 2008, respectively. Asset and liability amounts at December 31, 2009 and December 31, 2008 were translated at 0.62783 GBP and 0.6071 GBP to USD $1.00, respectively. Equity accounts were stated at their historical rates. The average translation rates applied to income statement accounts for the years ended December 31, 2009 and 2008 were 0.6386 and 0.54491 to USD $1.00, respectively.  In accordance with Statement of Financial Accounting Standards No. 95(ASC 230), “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Foreign Currency Transaction Gains and Losses

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.  For the years ended December 31, 2009 and 2008, the Company recorded net transaction gains/ (losses) of approximately $1,556,482 and $(4,103,630), respectively.  Historically, the Company has not entered into any currency trading or hedging transactions, although there is no assurance that the Company will not enter into such transactions in the future.

Non-controlling Stockholders’ Interest

            The Company owns a 51% interest in Octavian Germany Limited and Octavian Germany GmbH. Minority interests in these subsidiaries are included in the accompanied financial statements. The equity in the non-controlling interest in the Colombian entity has been classified as “Noncontrolling stockholders’ interests” in the accompanying consolidated balance sheets. Changes in equity in non-controlling interests arising from results of operations have been recorded as “Net (income) loss attributed to non-controlling stockholders' interest” in the accompanying consolidated statements of operations.

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

Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”) (ASC 280), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a Company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has determined that it has 3 reportable segments: Octavian EMEA, Octavian CIS, and Octavian Latin America (See Note 18).

Basic and Diluted Losses Per Share

Earnings per share is calculated in accordance with the SFAS No. 128, “Earnings Per Share” (SFAS 128) (ASC 260). Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  As of December 31, 2009 the following potential dilutive shares were excluded from diluted loss per share for all periods presented because of their anti-dilutive effect.

	December 31, 2009	December 31, 2008
Warrants	$10,597,776	$7,249,865
Convertible notes	6,026,226	4,608,290
Total	$16,624,002	$11,858,155

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

As of December 31, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

Reclassifications

Certain comparative amounts have been reclassified to conform to the current period’s presentation

Note 3 - Other Receivable

Other receivables comprises of the following:

	December 31, 2009	December 31, 2008
Prepayments	$581,054	$722,825
Other debtors	275,320	86,856
Supplier commissions	35,798	-
Total	$892,172	$809,681

Note 4 – Inventories

Inventories are is as follows:

	December 31, 2009	December 31, 2008
Raw materials	$748,996	$675,860
Work in process	943,066	351,186
Finished goods	848,949	754,900
Other inventory	-	239,634
Total	2,541,011	2,021,580
Less reserve for obsolescence	(965,596)	(545,754)
Inventory, net	$1,575,415	$1,475,826

Note 5 – Loans Receivable

Loans receivable comprises the following:

	December 31, 2009	December 31, 2008
Mutual International Ltd	$60,000	$99,950
Be First Group, Inc	572,220	296,852
Gex Technologies	79,640	72,359
Provision on Loans Receivable	(632,220)	_
Total	$79,640	$469,161

The Mutual International loan relates to a $60,000 convertible non bearing loan. This short term unsecured loan was entered into on July 21, 2009. Octavian International Limited may initiate conversion of the loan to 1,000 shares plus $99 shareholders loan (due on demand) per share in Be First Group at any time.  Mutual International is a partner in our African lottery operations.

The Be First Group loan is unsecured and non interest bearing. The value of the loan is $297,000 as at November 20, 2008 when it was first made. During the third quarter of the year this loan was increased by $275,220 to $572,220. Mutual International is owned by Be First Group.  The loan is due on demand.

The Gex Technologies loan is a short term loan signed on December 22, 2008. The loan was due on June 30, 2009, but remains unpaid to date. The Company is currently discussing the extension of the loan with Gex Technologies. This loan of ₤50,000 (USD 79,640) is secured by the source codes and assets of the ‘Spot the Ball’ game developed by Gex Technologies. There’s a 9% interest on the loan. No interest is accrued as of December 31, 2009 as the amount was insignificant.

The Be First Group and Mutual International loans have been provided for as the recovery of these loans is not likely at this stage.

Note 6 – Property and Equipment

The following are the details of the property and equipment:

	December 31, 2009	December 31, 2008
Computer Equipment	$834,560	$785,410
Gaming Equipment	1,959,602	1,410,579
Fixtures and fittings	182,804	368,729
Total	2,976,966	2,564,718
Less accumulated depreciation	(1,558,621)	(1,178,472)
Property and equipment, net	$1,418,345	$1,386,246

Depreciation expense for the years ended December 31, 2009 and 2008 was $746,165 and $306,373, respectively.

Note 7 – Intangible Assets

The following are the details of intangible assets:
	December 31, 2009	December 31, 2008
Product development	$1,262,724	$1,139,051
Customer contract	816,244	816,244
Work in progress	1,301,260	663,948
Game development	2,165,022	887,381
Lottery development	498,464	-
Total	6,043,715	3,506,624
Less Accumulated amortization	(2,356,422)	(747,052)
Intangibles, net	$3,687,293	$2,759,572

 Amortization expense for the years ended December 31, 2009 and 2008 was $1,540,117 and $494,297, respectively.  Amortization expense for the years ended December 31, 2010, 2011, 2012 and 2013 is expected to be $816,180, $600,921, $255,123, and $0, respectively. Substantially all of the intangible assets are pledged as security for outstanding indebtedness.

Note 8 – Loans Payable

Loans payable consist of the following:

The following are the details of short term loans payable:

	December 31, 2009	December 31, 2008
Loan payable to Mediciones Urbanas	$135,000	$629,686
Loan from PacificNet	64,895	52,448
Loan from Austrian Gaming Industries (“AGI”)	11,687,897	10,566,427
Other loans	-	118,739
Total	11,887,792	11,455,255
Less current portion	(3,934,534)	(3,658,324)
Long Term portion	$7,953,258	$7,796,931

 Octavian is a non-exclusive distributor for AGI in various countries in Latin America, and Octavian’s wholly-owned subsidiary Casino & Amusement Technology Supplies is a non-exclusive AGI distributor in Russia and the Commonwealth of Independent States member countries. As such, AGI has been Octavian’s largest supplier and, prior to the closing of the Share Exchange (see Note 14); Octavian had outstanding accounts payables to AGI.

Pursuant to certain agreements between AGI and Octavian entered into immediately prior to the Share Exchange, AGI and Octavian agreed to the following:

•
AGI converted €4 million (USD $5,111,263) of accounts payable to it by the Company into 2,157,574 common shares of the Company, representing 28% percent of the outstanding common shares of the Company at December 31, 2008.

•
On October 30, 2008 AGI restructured €8 million  (USD $11,466,400 at December 31, 2009 based on the December 31, 2009 exchange rate of €1=USD $1.4333) into a four-year loan (the “Loan Agreement”), which accrues interest at a rate of three-month USD LIBOR plus four percent (4%) (capped at a maximum rate of eight percent (8%)) per year, and is payable in equal monthly instalments of €166,667 (USD $238,884 based on the December 31, 2009 exchange rate of €1=USD $1.4333) over a period of 48 months, commencing on October 30, 2008. As security for the obligation, the Company granted AGI a security interest in all intellectual property rights (including rights in software) in certain of the Company’s intellectual property, including the source and object code for the Company’s Accounting, Control, and Progressives product; the Company’s Maverick product and any modifications; and the Company’s Maverick games and any modifications, ExtraCash and Advanced Gaming Engine, along with all related materials (the “IP Rights”).

•	AGI invested USD $5,000,000 in the Private Placement. (see Note 10)

•
The Company repaid AGI €2 million (USD $3,255,830 based on the October 30, 2008 Exchange Rate of €1=US$1.2783) of accounts payable at the closing of the Private Placement (see Note 10) and was due to repay the remaining accounts payable balance in four equal instalments of €1,189,051 (USD $1,704,267 based on the December, 2009 Exchange Rate of €1=USD $1.4333) on November 30, 2008, December 31, 2008, January 31, 2009, and February 28, 2009.  These payments were not made and the remaining balance of accounts payable with AGI was converted to shares on May 14, 2009.

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

The loan payable to Mediciones Urbanas is interest free. This loan was assumed as part of the acquisition of Argelink on August 17, 2007. The loan calls for payments of $45,000 monthly from the date of the acquisition until the loan’s maturity in January 2010.  At December 31, 2009 the facility was two months overdue and without penalty and default clauses coming into effect.  The loan was repaid in full in March 2010.

Interest expense in the years ended December 31, 2009 and 2008 was $ 541,598 and $652,011, respectively.

Note 9 – Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities comprises of the following:

	December 31, 2009	December 31, 2008
	-
Audit fees	$173,372	$170,852
Fixed assets purchased	172,285	512,415
Legal fees	191,099	92,204
Sales commission	-	399,833
Accrued Interest	520,848
Accrued bonus	127,424	98,305
Contractors’ fees	-	40,945
Warranty provision	-	437,246
Other creditors	301,590	465,442
Other taxes	234,919	527,237
Accrued payroll	290,002	142,801
Total	$2,011,539	$2,887,280

Note 10 – Convertible Debenture Private Placement

On October 30, 2008, concurrent with the closing of the Share Exchange Transaction, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors and closed a private placement offering pursuant to which it raised gross proceeds of $13,000,000 and, among other things, issued and sold ten percent discount convertible debentures (“Debentures”) with an aggregate principal amount of $14,285,700 convertible into shares of the Company’s Common Stock (“Conversion Shares”) at an initial conversion price of $3.10, subject to adjustment other than for the reverse stock split discussed below. Additionally, investors in the Private Placement received (i) common stock purchase warrants to purchase up to an aggregate of 4,193,548 shares of Common Stock (2,096,774 shares at an initial exercise price of $3.10 per share and 2,096,774 shares at an initial exercise price of $4.65 per share, which exercise prices and the number of shares exercisable thereunder were subject to adjustment other than for the reverse stock split discussed below (the “Warrants”) and (ii) an aggregate of 921,658 shares of Common Stock (the “Shares,” and, together with the Debentures and Warrants, the “Private Placement Securities”). AGI, Octavian’s previous principal supplier of casino gaming machines and a holder of 35 percent of Octavian prior to the Share Exchange Transaction, participated in the Private Placement by investing $5 million (see Note 14). The net proceeds received by the Company after the payment of all offering expenses including, without limitation, legal fees, accounting fees and cash commissions paid to certain finders (described below) was $10,199,812.

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

On May 14, 2009, we entered into a Debentures and Warrants Purchase Agreement with certain accredited investors, and closed a private placement offering pursuant to which we raised gross proceeds of $4 million and, among other things, issued and sold our Original Issue Discount Convertible Debentures with an aggregate principal amount of $4,395,600 which Debentures are convertible into shares of the Company’s Common Stock  at a conversion price of $3.10 per share, subject to adjustment therein.  Additionally, the Investors received Common Stock Purchase Warrants to purchase up to an aggregate of 1,417,936 shares of Common Stock (645,161 shares at an initial exercise price of $3.10 per share for 5 years and 645,161 shares at an initial exercise price of $4.65 per share for 7 years, which exercise prices and the number of shares exercisable there under are subject to adjustment) and an aggregate of 283,587 shares of Common Stock. The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants using the Black Scholes method assuming a volatility of the stock of 91%, term of five years and a discount of 1.98% and 2.62% was determined to be $805,074 which was recorded as debt discount, a reduction of the carrying amount of the debt. The beneficial conversion feature on the notes was $0. The debt discount on the face value of $395,600 along with the finders’ fee of $104,376 and fair value of the 283,587 shares of $371,499 was also recorded as debt discount. The debt discount will be amortized over the term of the note and charged to interest expense. During the period ended December 31, 2009 $135,159 of warrant discount and $146,306 of other discount was expensed.

Pursuant to the terms of the Purchase Agreement, AGI, the Company’s previous principal supplier of casino gaming machines and a holder of approximately 31.2 percent of the issued and outstanding Common Stock prior to the consummation of the Purchase Agreement, agreed to exchange outstanding accounts payable with the Company of $6,378,526 for Original Issue Discount Convertible Debentures (and together with the Finance Debenture) with a principal amount of $6,378,526 which Debentures are convertible at a conversion price of $3.10 per share, subject to adjustment therein, Common Stock Purchase Warrants to purchase up an aggregate of 2,057,590 shares of Common Stock (1,028,795 shares at an initial exercise price of $3.10 per share for 5 years and  1,028,795 shares at an initial exercise price of $4.65 per share for 7 years, which exercise prices and the number of shares exercisable hereunder are subject to adjustment therein) and an aggregate of 411,518 shares of Common Stock.  Immediately upon the consummation of the Purchase Agreement, the Exchange Debentures were converted into 2,057,589 shares of Common Stock. AGI increased its beneficial ownership of the voting shares of Common Stock to approximately 50.6% of the issued and outstanding Common Stock from approximately 31.2%. The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants using the Black Scholes method assuming a volatility of the stock of 91%, term of five years and a discount of 1.98% and 2.62% was determined to be $ 1,283,798 which was recorded as debt discount, a reduction of the carrying amount of the debt. The beneficial conversion feature on the notes was $0. The fair value of the 411,518 shares of $539,088 was also recorded as debt discount. The debt discount was amortized completely on the conversion of the debenture.

Interest expense related to amortization of debt discounts, plus accrued interest on these debentures was $496,250 and $3,138,747 for the three and nine months to December 31, 2009 respectively.  The unamortized debt discount amount of $4,401,883 was applied to reduce the outstanding amount due under the convertible debenture as at December 31, 2009.  The three year debentures mature on October 29, 2011 and May 13, 2012.

Note 11 – Customer Deposits

Customer deposits represent those amounts that the Company receives in advance on order placement or on delivery or before delivery. Customer deposits amounted to $160,438 and $397,482 at December 31, 2009 and December 31, 2008, respectively.

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

On November 12, 2009, the Company received notification from AGI that it had transferred all of its Common Stock to Mr. Charles Hiten, a member of our Board of Directors and an affiliate of AGI.  As a result of such transfer, Mr. Hiten is the beneficial owner of approximately 50.61% of our Common Stock.

There are no options outstanding relating to Shareholder’s Equity as at December 31, 2009 and December 31, 2008.

Note 13 – Common Stock Purchase Warrants

Following is a summary of the Company’s warrant activity for the year ended December 31, 2009:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding , December 31, 2008	7,249,865	$3.56	$5.58
Granted	3,347,912	3.88	5.37
Exchanged	-	-
Forfeited	-	-
Outstanding , December 31, 2009	10,597,777	3.66	4.83
Exercisable	10,597,777	$3.66	$4.83

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

Note 15 - Related Party Transactions

2009 Transactions

During the year ended December 31, 2009 services performed by Mr. H Brenninkmeijer in the amount of $99,060 were invoiced from Hudson Trading Limited, a company incorporated under the laws of Cyprus.

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

Octavian Italy

The Company loaned Octavian Italy (our 50% owned entity) a short term non interest bearing loan. The maximum amount we made available to Octavian Italy is €500,000 (US$716,650 based on the December 31, 2009 Exchange Rate of €1=US$1.4333) and the balance at December 31, 2009 was €233,169 (US$344,201 based on the December 31, 2009 Exchange Rate of €1=US$1.4333) included in loan receivables – related parties in the accompanied financial statements. In addition we have an intercompany debtor of €478,615 (US$685,999 based on the December 31, 2009 Exchange Rate of €1=USD $1.4333) relating to sales of games to our Italian joint venture partner.

In the year ended December 31, 2009 invoiced sales to Octavian Italy amounted to €2,290,280 (US$3,194,093 based on the January 1, 2009 to December 31, 2009 Average Exchange Rate of €1=USD $1.39463)

Investment in  Octavian Italy Srl

On July 20, 2005 Octavian International Limited entered into an investment agreement with Euro Gruppo Giochi Srl to set up a joint venture Octavian Italy Srl which would be owned 50% Octavian International Ltd/ 50% Euro Gruppo Giochi Srl. Octavian Italy Srl is a games distributor operating out of Italy.

As per FASB ASC 323-10-15-8) (formerly APB 18, par. 17), the company uses the equity method for accounting the investment.  As of December 31, 2009, the Company booked investment gains of US$ 792,736

The Company’s investment in equity for the years ended December 31, 2009 and December 31, 2008 are shown as follows:

	For the Year Ended December, 31
	2009	2008

Investment in equity at beginning of year	$226,094	$-
Investment during the year
Share of earnings of associated companies	582,485	226,094
Effect of foreign currency translation	55,470	-
Total investment in equity at December 31, 2009	$864,049	$226,094

The Company’s share of earnings of associated company for the years ended December 31, 2009 and 2008 are shown as follows:

	For the Year Ended December, 31
	2009	2008

Net profit of Octavian Italy Srl	$1,164,970	$452,188
Percentage of ownership in Octavian Italy Srl	50%	50%
Share of earnings of associated companies	$582,485	$226,094

AGI

On May 14, 2009, we entered into a Debentures and Warrants Purchase Agreement with certain accredited investors, and closed a private placement offering pursuant to which we raised gross proceeds of $4 million and, among other things, issued and sold our Original Issue Discount Convertible Debentures with an aggregate principal amount of $4,395,600 which Debentures are convertible into shares of the Company’s Common Stock  at a conversion price of $3.10 per share, subject to adjustment therein.  Additionally, the Investors received Common Stock Purchase Warrants to purchase up to an aggregate of 1,417,936 shares of Common Stock (645,161 shares at an initial exercise price of $3.10 per share for 5 years and 645,161 shares at an initial exercise price of $4.65 per share for 7 years, which exercise prices and the number of shares exercisable there under are subject to adjustment for cashless exercise) and an aggregate of 283,587 shares of Common Stock. The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants using the Black Scholes method assuming a volatility of the stock of 91%, term of five years and a discount of 1.98% and 2.62% was determined to be $805,074 which was recorded as debt discount, a reduction of the carrying amount of the debt. The beneficial conversion feature on the notes was $0. The debt discount on the face value of $395,600 along with the finders’ fee of $104,376 and fair value of the 283,587 shares of $371,499 was also recorded as debt discount. The debt discount will be amortized over the term of the note and charged to interest expense. During the period ended December 31, 2009 $135,159 of warrant discount and $146,306 of other discount was expensed.

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

Note 16 – Commitments and Contingencies

Leases

The Company currently leases two office spaces in St. Petersburg, Russia beginning in September 2009 and December 2009 under non-cancellable operating leases that expire on September 8, 2010 and October 30, 2010 respectively. The Company also leases office space as well as office equipment in the United Kingdom beginning in May 2008 and March 2009 that expires on April 30, 2010 and March 13, 2014 respectively. The Company also leases office space and equipment in Bogota, Colombia beginning between October 2007 and October 2009 that expire between March 2010 and October 2011. The Company leases an office in Buenos Aires, Argentina until July 31, 2012. Additionally the Company began to lease office space in Kigali for its Rwandan operations. This lease began in April 2009 and will expire in February 2011. Future minimum lease payments under non-cancellable operating leases with initial or remaining terms of one year or more are as follows:

Operating Leases
Year ending December 31,
2010	$614,782
2011	76,922
2012	32,647
2013	7,447
Thereafter	-
$731,798

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

Note 17 – Income Taxes

Net operating losses for tax purposes of approximately $32 million at December 31, 2009 are available for carryover in various foreign jurisdictions. We have provided a 100% valuation allowance for the deferred tax benefit resulting from the net operating loss carryover.  In addressing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible.  When we demonstrate a history of profitable operation we will reduce our valuation allowance at that time.

A reconciliation of the provision for (benefit from) income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for (benefit from) income taxes for the years ended December 31, 2009 and 2008 was as follows:

	December 31,	December 31,
	2009	2008
Statutory income tax rate of operating jurisdictions	-35%	-35%
Utilization of net operating loss	35%	35%
Valuation allowance	0%	0%
Other Effective income tax rate	3%	3%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2009	December 31, 2008
Deferred tax assets: - other current assets	$245,000	$$391,000
Deferred income tax – Net operating loss carry forward	11,276,000	9,500,000
Valuation allowance	(11,521,000)	(9,891,000)
Net deferred tax assets	$—	$—

During the year ended December 31, 2008, the Company did not utilize its federal net operating loss carry-forwards.

There were no unrecognized tax benefits as of the date of adoption and there are no unrecognized tax benefits included in the balance sheet at December 31, 2008, that would, if recognized, affect the effective tax rate.

Note 18 – Segment Information

The Company’s predominant businesses are the research and development, manufacture, marketing, distribution, and sale of state-of-the-art systems and gaming solutions. The Company provides network integrated solutions which provide a centralized platform to manage, control, and monitor existing gaming and lottery operations and machines. Additionally, the Company distributes gaming machines and equipment from third party suppliers as well as the Company’s proprietary Maverick 1000 slot machine. The Company operates in three geographic segments:  Octavian EMEA, Octavian CIS, and Octavian Latin America.

Octavian EMEA consists of four regional sales offices: the Guildford, United Kingdom global headquarters and regional offices in Verona, Italy, Kigali, Rwanda and Spremberg, Germany. Established in 2002 as the Global Head Office of the Company, Guildford is home to the core functions of the Company including Finance, Marketing and Management, with regional autonomy granted to the regional offices to allow each General Manager to ensure that their respective teams understand the market requirements in which they operate and deliver the appropriate solutions from the Company’s product portfolio.

Octavian CIS consists of one regional offices: St. Petersburg, Russia. The team in St Petersburg have been instrumental in the continual development of the ACP (Account Control Progressive) slots management system, evolving the product to allow Cashless & Player Tracking, EZ Pay integration, Bonus Club features to be added and more recently in developing Octavian GateManager and Octavian CashManager tables management system and bridging both systems to provide the full spectrum of functionality to manage venues of slots any tables of any size worldwide.

Octavian Latin America consists of two regional offices: Buenos Aires, Argentina and Bogota, Colombia. Key products for the Latin American market have been My ACP together with ExtraCash and SprintPay with the Company’s games, as well as supplying gaming machine kits. The latter revenue stream to be strengthened by replacing the hardware of third party machines with the Company’s game kits which include software and hardware which has already gained much interest from Latin America, especially as it offers significant cost benefits from lower importation taxes and local assembly benefits, in addition to being competitively priced.

The following tables summarize segment information for the years ended December 31, 2009 and 2008:

	December 31,	December 31,
	2009	2008

Revenue from unrelated entities
Octavian EMEA	$4,311,359	$2,789,533
Octavian CIS	4,768,693	30,073,716
Octavian Latin America	2,624,948	6,763,818
	$11,705,001	$39,627,067

Intersegment revenues
Octavian EMEA	9,686
Octavian CIS	$2,460,258	$1,811,529
Octavian Latin America	350,977	359,652
	$2,820,921	$2,171,181

Total revenues
Octavian EMEA	$4,321,046	$2,789,533
Octavian CIS	7,228,951	31,885,245
Octavian Latin America	2,975,925	7,123,470
Less intersegment revenues	(2,820,921)	(2,171,181)
	$11,705,001	$39,627,067

Income (Loss) from operations
Octavian EMEA	$(7,083,553)	$(10,594,843)
Octavian CIS	(1,390,123)	4,112,115
Octavian Latin America	(1,175,471)	385,049
	$(9,649,146)	$(6,097,679)

Income tax (expense) benefit
Octavian EMEA	$-	$-
Octavian CIS	(115,076)	(196,358)
Octavian Latin America	$(145,293)	$(191,005)
	$(260,369)	$(387,363)

Net income (loss)
Octavian EMEA	$(9,168,165)	$(18,166,356)
Octavian CIS	(1,510,359)	6,427,917
Octavian Latin America	(1,815,303)	960,963
Minority interest	$-	$(6,276)
	$(12,493,826)	$(10,783,752)

Provision for depreciation and amortization
Octavian EMEA	$2,039,793	$668,799
Octavian CIS	23,622	626
Octavian Latin America	222,867	131,245
	$2,286,282	$800,670

	December 31,	December 31,
	2009	2008

Total Assets
Octavian EMEA	$5,468,598	$8,989,329
Octavian CIS	5,533,556	6,948,222
Octavian Latin America	726,276	3,009,097
	$11,728,430	$18,946,648

Note 19 – PacificNet Agreement

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

•	PacificNet and the Company agreed to use reasonable endeavours to formalize the following business opportunities:

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

As at December 31, 2009, the Company impaired the investment in PacificNet securities by $67,000 as a permanent decline in the value of their investment.

Note 20 – Current Vulnerability Due to Certain Concentrations

The Company’s operations are also carried out in the U.K., Argentina, Colombia, Russia, Rwanda and Italy. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in these countries and by the general state of the economy in these countries.

The Company’s operations in South America and Africa are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note 21 – Subsequent Events

The Company has evaluated events subsequent to December 31, 2009 to assess the need for potential recognition or disclosure in this Report. Such events were evaluated through March 31, 2010, the date these financial statements were issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition in the financial statements and that the following items represent subsequent events that merit disclosure herein:

New Contracts
On January 26, 2010 the Company signed a 10-year contract with BetPlus (B Plus Giocolegale Ltd) for the deployment of the Octavian Symphony VE system to manage large-scale Comma6B-regulated AWP gaming operations across Italy.

BetPlus is the largest gaming concessionaire operating in Italy’s AWP market, which is strictly controlled by the Italian Government’s AAMS (Autonomous Administration of State Monopolies) and its Comma6 regulations.

BetPlus will deploy the centralised Octavian Symphony VE (VLT Edition) system to link gaming machines at multiple AWP venues across Italy and meet the latest Comma6B requirements.  Initially around 12,000 machines will be connected and therefore this is a significant contract for the Company.  The roll-out of the new Comma6B-compliant system is expected to take place in mid 2010.  In parallel with the system deployment, Octavian is porting many of its Comma6A games titles to Comma6B.

Operations in Russia
Following the implementation of the restrictions on gaming operations in Russia in July 2009 the Group has not undertaken any OctaSupply sales in Russia and the sales office in Moscow is inactive. We are currently evaluating the viability of business in Russia.